Form 10KSB
period 1999-12-31
HOLTER TECHNOLOGIES HOLDING AG
filed 2000-12-29
CIK 1095232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _______________

                          Commission File No. 001-15355

                         HOLTER TECHNOLOGIES HOLDING, AG
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Nevada                                  84-1393541
   -----------------------------                -------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

          23548 Calabasas Road, Suite 202, Calabasas, California 91302
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (818) 224-2145

         Securities registered under Section 12(b) of the Exchange Act:


          Title of each class     Name of each exchange on which registered

                 N/A                          N/A

         Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, par value $.001

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,626,460

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $68,550,143.76 as of November 30, 2000.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 95,208,533 as of November 30, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly described them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ---      ---

                                     PART I

Item 1.           Description of Business

Business Development

         Holter Technologies Holding, AG (the "Company") was incorporated in the State of Nevada on March 21, 1997 as Lyon Mountain, Inc. On February 10, 1998, the Company changed its name to Falken Investment, AG. On January 21, 1999, the Company changed its name to Holter Technologies Holding, AG. The Company is engaged primarily in the business of producing, marketing and selling air filtration, water filtration and energy efficient products.

         In February 1999, the Company acquired 100% of the outstanding equity interests of Holter Sachsen DENATEC GmbH ("Denatec"), a German limited liability company, and 80% of the outstanding equity interests of Philaqua Aufbereitungstechnik GmbH ("Philaqua"), a German limited liability company, from the stockholders of Denatec and Philaqua, including Professor Heinrich W. Holter, the Company's President and Chairman of the Board of Directors. The purchase price of Denatec and Philaqua was 44.1 million shares of the Company's common stock, par value $.001 per share (the "Common Stock"). Denatec holds the exclusive rights to exploit certain worldwide patents, patents pending and similar intellectual property rights (collectively, "Intellectual Property Rights") and other inventions of air filtration processes, including denaturing heat exchangers and electrostatic filters having a denaturing collector electrode. See Part I, Item 1, "Description of Business - Air Filtration." Philaqua holds the exclusive rights to exploit certain worldwide Intellectual Property Rights regarding industrial water treatment and purification through ultraviolet light filtration. In December 1998, Philaqua entered into an exclusive distribution agreement with Laboratory of Impulse Technique ZAO ("LIT"), a Russian corporation. The joint venture was formed to facilitate the manufacture of UV constructions and for market support of each of Philaqua's and LIT's products. Pursuant to the joint venture, Philaqua agreed to purchase ultraviolet-based water treatment products and other products as agreed by the parties from time to time exclusively from LIT, and LIT agreed not to supply its products to any other distributors in the world except those located in the former Soviet Union.

         In March 2000, the Company acquired 30% of the outstanding common stock of Heinrich Holter GmbH ("Holter GmbH"), a German corporation, from Professor Holter in exchange for US$1.5 million. In December 2000, the Company acquired an additional 20% of the outstanding common stock of Holter GmbH from Professor Holter in exchange for 15,000,000 shares of the Company's Common Stock. Holter GmbH engages primarily in the business of marketing, sales, production, research and development of air, water and energy systems.

         In March 2000, the Company acquired 50% of the outstanding common stock of Holter Systembau GmbH ("Holter Systembau"), a German corporation, for US$125,000. Holter Systembau engages primarily in the business of marketing and sales of low-energy modular housing systems.

         In April 2000, the Company acquired 50% of the outstanding common stock of LK- Luftqualitat AG ("LK-Luftqualitat"), a Swiss corporation, for US$650,000. LK-Luftqualitat engages primarily in the business of marketing, sales, production, research and development of the Ionair(R) filtration system. See
Part I, Item I, "Description of Business - Air Filtration."

         In April 2000, the Company acquired 20% of the outstanding common stock of Coolpoint Ventilation Equipment Ltd., a Hong Kong limited liability corporation, now known as Coolpoint-Holter Environmental Technologies Limited ("Coolpoint"), in exchange for 1,388,889 shares of the Company's Common Stock. Coolpoint engages primarily in the business of marketing and sales of air filtration systems in Asia. The Company was granted an option to purchase up to 20% of any Coolpoint shares offered to the public in the future. In the event that the price of the Company's Common Stock has failed to reach at least $2.00 per share on or before December 31, 2000, Coolpoint will receive an option from the Company to purchase additional shares of the Company's Common Stock as determined by the following formula:

 Net profit  distributed  to the Company by Coolpoint      Number of shares
 ----------------------------------------------------  =   of Common Stock
The  Company's  Common  Stock  price on                 available  to Coolpoint
 December 31, 2000                                         pursuant to option

There can be no assurance that the price of the Company's Common Stock will equal or exceed $2.00 prior to December 31, 2000 or that the Company will not be required to issue the option to Coolpoint.

         In April 2000, the Company acquired 23% of the outstanding common stock of Huta Zabrze SA ("Huta Zabrze"), a Polish corporation, from Leszek Kulawik, the Managing Director of Huta Zabrze, in exchange for 2,750,000 shares of the Company's Common Stock. In May 2000, the Company acquired an additional seven percent of the outstanding common stock of Huta Zabrze and $800,000 in exchange for 2,000,000 shares of the Company's Common Stock. Huta Zabrze engages primarily in the production, marketing and sales of steel and iron and construction, telecommunication and energy systems in the international market.

         In June 2000, the Company acquired 50% of the outstanding common stock of Intherm GmbH ("Intherm"), a German corporation, for US$125,000. Intherm engages primarily in the business of marketing and sales of energy systems such as the IntherMobil(R), a refrigerated box used to provide refrigeration where needed which may be loaded onto different types of machinery.

         In December 2000, the Company acquired 50% of the outstanding common stock of Holter Italia s.r.l. ("Holter Italia"), an Italian corporation, from Professor Holter in exchange for 10,000,000 shares of the Company's Common Stock. Holter Italia engages primarily in the business of marketing and sales of air filtration systems.

         In February 2000, the Company entered into a Distribution and Cooperation Agreement with INSTAL Warszawa S.A. ("INSTAL"), a Polish corporation. INSTAL engages in the design, construction and installation of air conditioning systems in Poland and provides trained service support of such systems. The agreement permits INSTAL and the Company to bid for and service contracts in Poland using the Company's air filtration technologies. Each of INSTAL and the Company agreed not to enter into agreements with other competitors during the term of the agreement. Unless earlier terminated, the agreement expires on December 31, 2003, and shall automatically renew for two year terms unless terminated by either party at least six months in advance of the termination date.

         The Company's acquisition of and/or association with these companies, in whole or in part, has permitted the Company to increase its access to intellectual property in its areas of primary focus, such as air filtration, water filtration, and energy-related and energy conservation products.

         Through its affiliates and subsidiaries, the Company operates in four areas:

1. Marketing and sale of air filtration systems, including denaturing air filters, Filtervlies, the Aer-O-Med(R)and Ionair(R)systems.

2. Marketing and sale of water filtration systems, including water treatment and sewage sludge reduction treatments and UV/Ozon.

3. Marketing and sale of energy-related and energy conservation products, including coal-waste systems, Hocodems, Pyrotec, Clean Coal Technology, Thermo-Multiform and IntherMobil(R).

4. Provision of design and engineering services to third parties relating to the development of large building or industrial projects in the areas of air filtration, water filtration and energy conservation.

Air Filtration

         With regard to air filtration products and services, the Company and many of its affiliates and subsidiaries engage in the design, engineering and provision of wet and dry dust collection systems for all types of industries, including, but not limited to, power plants, steelworks and foundries, coke processing plants, waste incineration plants and industrial boiler installations. The Company contracts with third parties to provide design and engineering services of air cleansing systems to major projects, either as a contractor or subcontractor. The Company will design the system and subcontract the production of the air cleansing equipment to a third party using Intellectual Property Rights licensed to or otherwise owned by the Company. The Company and a few of its subsidiaries and affiliates also engage in limited production of air cleansing systems, such as the Filtervlies, Ionair(R) and Aer-O-Med(R) products.

         Holter GmbH, Denatec, LK-Luftqualitat, Holter Italia, INSTAL and Coolpoint engage in marketing and sales of the Company's air filtration services and systems. Holter GmbH, Coolpoint, INSTAL and LK-Luftqualitat also engage in limited production of the systems.

         The retail price and production of the Company's products is determined on a contract-by-contract basis with each customer. As of the date of this Form 10-KSB, the Company's products are not sold or distributed to the general public, but rather to large purchasers such as municipalities, governmental entities and other large users such as shopping malls, hotels and office buildings interested in improving air quality. Because the number and type of the Company's products are determined on a contract-by-contract basis, the Company does not have any current plans for distribution.

         The Company and certain of its subsidiaries and affiliates engage in limited production of the Filtervlies, Ionair(R) and Aer-O-Med(R) products. Other products distributed by the Company and its subsidiaries and affiliates are subcontracted to third parties to produce the products. The Company's monthly production capacity of its air filtration products is affected by the Company's existing agreements and varies depending upon contract requirements. As of the date of this Form 10-KSB, the Company has met all material service and production requirements.

Water Filtration

         With regard to water filtration, the Company, through Philaqua and others, including SHW Holter Wassertechnik GmbH, a German corporation founded by Professor Holter, the Company's President and Chairman of the Board of Directors, designs and supplies, and engages in limited production of, systems and components for the treatment of water and wastewater, soils and sludge through the use of ozone, ultraviolet light and biological applications. In Philaqua's technology, the ozone is generated in a gas-tight apparatus and mixed with oxygen. The mixture of oxygen and ozone is then transported via pipes into the water to be cleaned, which is contained in stainless steel or concrete vessels. The ozone-oxygen mixture is absorbed in the water and removes and/or destroys surfactants, dyes, bacteria, viruses and spores in the water. Any gas discharge from the chemical reaction is destroyed by catalysts. The water is then disinfected by UV-irradiation prior to distribution for drinking. This technology may be applied to reservoir, river, contaminated ground and cooling water.

         Philaqua also has developed its technology to reduce sewage sludge produced by water treatment plants. The Company believes its technology reduces the amount of sewage sludge by more than 80%. This technology uses ozone to remove surfactants and dyes from sewage.

         Philaqua also provides services to biologists, chemists and mechanical, processing, electrical and site engineers engaged in large building projects to assess water treatment processes.

         Production of Philaqua's water filtration systems is performed by LIT. Philaqua and LIT have entered into an exclusive distributorship, whereby Philaqua has agreed to acquire its products exclusively from LIT, and LIT has agreed not to sell its products to any third party except those located in the former Soviet Union. By its terms, the exclusive distributorship agreement will expire on December 31, 2001, although the agreement may be extended by mutual agreement of the parties. Philaqua uses LIT's products to assemble and complete Philaqua's products. Philaqua's monthly production capacity of its water filtration products is affected by its existing agreements and varies depending upon contract requirements. As of the date of this Form 10-KSB, Philaqua has met all material service and production requirements.

         The retail price and production of Philaqua's products is determined on a contract-by-contract basis with each customer. As of the date of this Form 10-KSB, Philaqua's products are not sold or distributed to the general public, but rather to large purchasers such as municipalities, governmental entities and other large users such as shopping malls, hotels and office buildings interested in improving water quality. Because the number and type of the Company's products are determined on a contract-by-contract basis, the Company does not have any current plans for distribution.

Energy-Related and Energy Conservation Products

         With regard to energy products, the Company, through its affiliates Huta Zabrze, Holter Polska, a Polish corporation owned and controlled by Professor Holter, the Company's President and Chairman of the Board of Directors, Holter Systembau and Intherm, and its subsidiary Holter GmbH, engages in the marketing and sale and limited production of various combustion, conservation and environmental cleaning systems relating to energy products such as coal.

         Combustion Systems

         Holter GmbH's product, coal waste systems ("CWS"), converts waste products' inherent chemical energy into thermal energy in hot flue gas. Waste products such as those normally deposited in landfills are instead used by a power station to create a separate source of thermal energy, independent of electricity, coal or other powered energy. The thermal energy is created by converting the chemical energy of waste products into hot flue gas by means of a plant satellite parallel to a power station steam generator. The waste products are heated and converted to hot flue gas. The hot flue gas is conveyed to the lower furnace section of a large steam generator in substitution for an equivalent amount of coal. The hot flue gas is then heated to approximately 1,500 degrees Celsius. Any dioxins and furans contained in the hot flue gas are destroyed during the heating process, and the remaining hot flue gases may be cleaned with a conventional flue-gas scrubber normally used in coal-fired power stations. The created energy is used to supply power for the power station. The Company believes that this CWS technology results in a more efficient heating method for the plant and a reduction in landfill waste and carbon dioxide emissions of approximately 60%.

         The Company's Pyrotec product is a two stage fluidized bed combustor integrated into a steam boiler. It may be used to burn biomass materials such as wood, hay, straw and paper, treated wood products, refuse-derived fuel, coal, industrial and municipal sludge products. The Company believes that the use of the Pyrotec product results in the ability to use a wide load range of combustible materials, low carbon monoxide emissions, a high burn out rate and an efficient method of thermal energy.

         Conservation Systems

         The Company's Thermo-Multiform product is a building product made of expanded polystyrene which may be used to construct affordable, well-insulted and hygienic housing. The Company believes that expanded polystyrene results in a product that is resistant to fire, fails to absorb water, allows the passage of gases, is more dense and has a higher heat insulation capacity than conventional building materials such as brick or concrete. Additionally, the expanded polystyrene consists of 98% air, which the Company believes results in excellent heat insulation and a low specific weight. The Thermo-Multiform product is produced in component pieces, which may be pieced together by the home builder in the manner desired by the home owner similar to modular housing. In order to construct a structure, the units are placed next to each other and pressed together, and the hollow sections of the Thermo-Multiform blocks may be filled with cement. Load-bearing cores may be inserted into multiple-block walls.

         The Company's Okompakt product is an air handling device which offers low energy ventilation of homes and offices, which the Company believes results in an energy savings of up to 66% compared to open-window ventilation.

         Environmental Cleaning Systems Relating to Energy Products

         The Company's "clean coal technology" cleans mined coal of sulfur and other particulate matter from the coal itself, yielding what the Company believes is a cleaner burning product that weighs less so it costs less to transport. The raw mined coal is inserted into a boiler located at the mine site. The boiler contains technology which pulverizes and heats the coal, thus releasing the sulfur which may be extracted as a gas. Any withdrawn particulate matter, such as ash, fuel and limestone, is funneled to an encased handling system, resulting in a virtually dust-free operation. The technology may be applied to many types of coal, and meets all current European Union environmental and emissions requirements.

         The Company's Hocodems product separates coal into two medium outlets, which divide the coal into lower and higher density materials. The lower density materials are distributed to the lower outlet by a vortex. The higher density materials are moved along a chamber by means of centrifugal force and ejected at the upper end of the vessel by a discharge facility. The Company believes that the Hocodems product results in a simpler and smaller plant layout, less
necessary   equipment,   lower   capital  and   operating   costs  and  improved
availability.

         Intherm's product, IntherMobil(R), consists of a refrigerated box on wheels which may be transferred from one type of transport to another depending upon need. IntherMobil(R) may be loaded onto any vehicle by means of wheels attached to the bottom of the box. The product is then secured to the vehicle and the materials may be transported. This enables a transporter to make more efficient use of its vehicles and permits repair of the vehicle and/or the IntherMobil(R) separately. The IntherMobil(R) product may be used for refrigeration or freezing.

         In addition to its limited production of energy products, the Company, Holter GmbH, Holter Polska and Holter Systembau also provide design and engineering of energy systems for third parties. As of the date of this Form 10-KSB, the Company has met all material service and production requirements.

         The retail price and production of the Company's energy products is determined on a contract-by-contract basis with each customer. As of the date of this Form 10-KSB, the Company's products are not sold or distributed to the general public, but rather to large purchasers such as municipalities, governmental entities and other large users such as shopping malls, hotels and office buildings interested in improving emissions and efficiency of its facilities. Because the number and type of the Company's products are determined on a contract-by-contract basis, the Company does not have any current plans for distribution.

Design and Engineering Services

         The Company and its subsidiaries and affiliates also provide design and engineering services to third parties relating to the development of large building or industrial projects in the areas of air filtration, water filtration and energy conservation. The services are provided on a contract-by-contract basis and are priced accordingly.

Markets

         The Company believes its markets are worldwide, but presently is focusing primarily upon markets in Eastern Europe, Germany, Asia and the Middle East. The Company's research indicates that there are over 80,000,000 square meters of floor space in the Federal Republic of Germany alone, and that such space is growing by approximately 5,000,000 square meters each year. Based upon the foregoing, the Company estimates a potential market of approximately 900,000 electrostatic denaturing outlet filters by January 2002. The Company intends to focus its marketing efforts to consumers the Company believes would be particularly attracted to the elimination of bacteria, spores, mold and other airborne allergens and particulate removal, such as hospitals, other medical facilities, schools, restaurants, hotels, apartment houses and office buildings.

         The Company intends to enter into relationships with third parties to market its products. As of the date of this Form 10-KSB, Holter GmbH, Denatec, LK-Luftqualitat, Holter Italia, INSTAL and Coolpoint engage in marketing and sales of the Company's air filtration systems; LIT and the Fushun Coal Mining Bureau ("Fushun") have entered into agreements to market Philaqua's water filtration products; and Huta Zabrze, Holter GmbH, Holter Polska, Holter Systembau, Intherm and Fushun engage in the marketing and sales of the Company's energy-related products. The Company intends to enter into further marketing relationships with third parties.

Competition

         Although the Company owns or has the rights by license to many of its proprietary technologies, the Company has many competitors in the general areas of air filtration, water filtration and energy-related products and the provision of design and engineering services. Many of the Company's competitors are larger, established companies with greater assets and financial reserves than the Company. The Company's future success will partly depend on its ability to compete with these businesses. Presently, there can be no assurance that the Company will be able to compete with these businesses.

         Air Filtration Products: The Company is not aware of any competitors in the removal and denaturization of bacteria, spores, mold and other airborne allergens. However, the Company believes that the following, among others, compete with the Company by producing a product which removes particulate matter from the air: Minnesota Mining and Manufacturing Company, General Electric Company, Siemans AG, Camfil GmbH, Delbag Luftfilter GmbH and Gebruder Trox GmbH

         Water Filtration Products: The Company believes that Passavant-Roediger Umwelttechnik GmbH, Wedeco AG, Philipp Muller-Hager & Elsasser GmbH, Degremont S.A. and SHW Holter Wassertechnik GmbH, among others, compete with the Company in water filtration. Nevertheless, the Company is not aware of any competition in the area of its protected sewage sludge reduction technology.

         Energy-Related Products: The Company believes that Asea Brown Boveri AG, Babcock BSH AG, Lurgi AG and L.&C. Steinmuller GmbH, among others, compete with the Company in the provision of energy-related products similar to those offered by the Company. Nevertheless, the Company is not aware of any competitor in the area of coal waste co-combustion technology whose system has up to 50% lower investment cost and up to 300% higher energy efficiency than conventional waste incineration plants.

Principal Suppliers

         LIT is the sole contractual supplier of components to Philaqua. The Company, its affiliates and subsidiaries do not rely substantially on any supplier.

Dependence Upon Customers

         For the year ended December 31, 1999, the Company obtained 91% of its total revenues, from Holter GmbH, a subsidiary of the Company. See Part III,
Item 12, "Certain Relationships and Related Transactions." Additionally, the Company, through its affiliates, has significant material contracts with each of the Government of the City of Moscow, Russian Federation, and Lurgi Lent Jes AG and Lurgi Energie Und Entsorgung GmbH with regard to a project in the Ukraine. The size of either of these agreements may result in the Company deriving a significant portion of its revenues from that source in any given time period. There can be no assurance that the Company will not be significantly dependent upon revenues derived from any one customer at any given time since the Company fulfills executed contracts for completion of projects. The Company may remain dependent in the immediate future upon a limited number of customers (the identity of which may be subject to change from year to year) for a material percentage of its annual operating revenue.

Governmental Regulation

         The Company is subject to ordinary business regulation of employers and businesses in the Federal Republic of Germany, ordinary business regulation of businesses in the State of Nevada, and environmental regulations in each country in which the Company's products are sold, including Russia, China, Poland, Switzerland, Italy and Germany. The Company does not anticipate being subject to significant regulation as a result of its business plans other than typical safety certifications for its products and manufacturing capabilities, electrical appliances and devices. To the best knowledge of the Company, as of the date of this Form 10-KSB, the Company is in compliance with all applicable material environmental laws. The costs and effects of such compliance are incorporated into the costs of the Company's products charged to each customer depending upon the country in which the customer wishes the Company's products to be operational and installed and cannot be quantified. To the best knowledge of the Company, as of the date of this Form 10-KSB, the Company has obtained all applicable governmental approvals for its principal products and services.

Patents, Trademarks and Licensing Agreements

         Professor Heinrich W. Holter, the Company's President and Chairman of the Board of Directors, owns approximately 3,500 international Intellectual Property Rights in the areas of air filtration, water filtration, energy production and other technologies. Professor Holter has licensed approximately 975 of these Intellectual Property Rights to the Company and its subsidiaries, including Denatec and Philaqua, and affiliates by royalty-free, nonexclusive, perpetual licenses. By terms of the licenses, the Company may sublicense these Intellectual Property Rights to third parties at its option.

         The Company has no other Intellectual Property Rights or licensing agreements except for standard software license agreements.

Research and Development

         The Company engages in research and development substantially through its affiliates and subsidiaries. Air and water filtration and energy research and development is performed by Holter GmbH. Air filtration research and development is performed by Denatec, LK-Luftqualitat, and contracted out by the Company to unaffiliated universities and centers of higher education such as ILK, Uni Munchen, TU Dresden, Uni Essen and Institut Bodensee, German universities and academic centers. Water filtration research and development is performed by Philaqua. The owner of any results of the research and development is the person or entity which pays for the research and development. Accordingly, in the event that Professor Holter, the Company's President and Chairman of the Board of Directors, pays for the research and development, he will own the results of the research and development.

         The Company estimates that an average of DM30 million was spent on research and development on its behalf by Professor Holter or by companies affiliated or owned, in whole or in part, by him. The costs of research and development are not borne directly by customers.

Employees

         Presently, the Company has five employees, all of whom are full-time, in the Gladbeck, Germany office. The Company has three executive officers:
Professor Holter, the Company's President and Chairman of the Board of Directors, Dirk Brinkmann, the Company's Executive Vice President and a director, and Daniel Lezak, the Company's Secretary/Treasurer and a director. See Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." The Company utilizes the personnel of its subsidiaries and affiliates as it deems necessary from time to time. The Company's subsidiaries have the following number of full-time employees: Holter Italia (130), Holter GmbH (105), Philaqua (12), Holter Systembau (12), LK-Luftqualitat (10), Denatec (8) and Intherm (5). The Company's affiliates have the following number of full-time employees: Coolpoint
(800) and Huta Zabrze (450).

Item 2.           Description of Property

         The Company's principal place of business and corporate offices are located at 23548 Calabasas Road, Suite 202, Calabasas, California 91302. The Calabasas facilities consist of approximately 600 square feet of office space and are leased on a month to month basis from Gateway Industries, Ltd., of which Daniel Lezak, the Company's Secretary/Treasurer and a director, is the President. The monthly rental for the Calabasas property is $1,050 per month. The purposes of this office are to maintain corporate records and provide office space for corporate maintenance.

         The Company also occupies office space in Dusseldorf and Gladbeck, Germany as well as Italy, Poland, China, Switzerland, Russia and Czech Republic. The Dusseldorf property consists of approximately 800 square feet, and is provided by Holter GmbH, a subsidiary of the Company which Professor Holter, the Company's President and Chairman of the Board of Directors, is the President, at no cost to the Company. The Gladbeck offices are located in a building operated by Grundstucksgesellschaft HKP GbR, a partnership in which Professor Holter, the Company's President and Chairman of the Board of Directors, is a partner. The offices consist of approximately 1,000 square feet of office space. The Company does not pay rent nor has an executed lease for the premises. The Italian property is located in Fano, Italy, consists of approximately 600 square feet, and is provided by Holter Italia, a subsidiary of the Company, at no charge to the Company. The Polish property is located in Zabrze, Poland, consists of approximately 1,000 square feet, and is provided by Huta Zabrze, an affiliate of the Company, at no charge to the Company. The Chinese properties are located in Hong Kong and Fushun, China, consist of approximately 800 and 1,000 square feet, and are provided by Coolpoint, an affiliate of the Company, and Fushun Cool Mining Bureau, a party with whom the Company has a joint venture agreement, at no charge to the Company. The Swiss property is located in Lucerne, Switzerland, consists of approximately 900 square feet, and is provided by LK-Luftqualitat, a subsidiary of the Company, at no charge to the Company. The Russian property is located in Moscow, Russia, consists of approximately 1,200 square feet, and is provided by the city of Moscow, a third party with whom the Company, through an affiliate of Professor Holter has a relationship, has an agreement, at no charge to the Company. The Czech property is located in Prague, Czech Republic, consists of approximately 1,100 square feet, and is provided by Holter GmbH, at no charge to the Company.

Item 3.           Legal Proceedings

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company or any of its subsidiaries are contemplated or threatened.

Item 4.           Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the Company's fiscal year, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         Prior to the filing of this Form 10-KSB, no shares of the Company's Common Stock have been registered with the Commission or any state securities agency of authority.

         The  Company's  Common  Stock is listed for trading on the Pink Sheets.
Pink Sheets LLC is a provider of pricing and financial information for over-the-counter ("OTC") securities markets. The Pink Sheets provide products and services that increase the information available in the OTC markets so as to make them more efficient for all participants. The Pink Sheets offer a centralized information network that includes services designed to benefit market makers, issuers, brokers and OTC investors.

         The Company trades on the Pink Sheets under the symbol "HOTK." The Company traded on the Over-the-Counter-Bulletin-Board from March 1998 until November 1999. Prior to March 1999, the Company's Common Stock traded under the symbol "FALK." The following sets forth the high and low bid prices for the Common Stock to the best knowledge of the Company for the year ended December 31, 1999 as of the dates set forth below.

Quarter Ending                      High Bid                 Low Bid
--------------                      --------                 -------
March 31, 1999                      0.4688                    0.3750
June 30, 1999                       3.25                      0.3750
October 31, 1999                    N/A                       0.47
December 31, 1999                   N/A                       0.50

         As of December 27, 2000, there were 460 holders of record of the Company's Common Stock. As of November 30, 2000, the Company had issued and outstanding 95,208,533 shares of Common Stock.

Dividend Policy

         The  Company  has  not   declared  or  paid  cash   dividends  or  made
distributions in the past on its Common Stock. The Company reserves the right to declare a dividend when operations may merit.

Recent Sales of Unregistered Securities

         During the period covered by this Form 10-KSB, the Company issued shares of its Common Stock in private placements to the following investors in the following amounts:


                                                                                                                      Price
                                                                          # of shares         Aggregate                per
Date                 Name                                                   issued          Consideration             share
----                 ----                                                   ------          -------------             -----
Acquisition, Reorganization and Services (1)
--------------------------------------------
4/16/99      Prof. Heinrich W. Holter                                       36,000,000      Share Exchange
4/16/99      La Salle Investments, Ltd.                                      2,600,000      Share Exchange
4/16/99      Daniela Brinkmann                                               1,000,000      Share Exchange
4/16/99      Prof. Heinrich W. Holter                                        1,000,000      Share Exchange
4/16/99      Dr. Gerhardt Holter                                             1,000,000      Share Exchange
4/16/99      La Salle Investments, Ltd.                                      1,000,000      Share Exchange
4/19/99      Gateway Industries Ltd.                                         1,000,000      Share Exchange
4/19/99      Ralph Burstedde                                                   500,000      Share Exchange
8/9/99       Dennis Brovarone                                                   50,000         Services               $ .80

Regulation S Sales (2)

7/7/99       Walter Dreher                                                       6,028          $  5,274.50           $ .87
7/7/99       Gretel Fischer                                                      1,909          $  1,670.37           $ .87
7/7/99       Ute Fischer                                                         3,014          $  2,637.25           $ .87
7/7/99       Katharina Giel                                                      4,521          $  3,955.87           $ .87
7/7/99       Richard Kehrer                                                     11,152          $ 19,516.00           $1.75
7/7/99       Inge Pfeffer                                                        1,808          $  1,670.37           $ .87
7/7/99       Emil Teufel                                                         1,909          $  1,670.37           $ .87
7/7/99       Andreas Thomas                                                      1,909          $  1,670.37           $ .87
7/7/99       Erwin Ulrich                                                        6,028          $  5,274.50           $ .87
7/7/99       Nedzad Redzepagic                                                   1,507          $  1,318.62           $ .87
8/2/99       Uwe Arnot                                                           3,014          $  2,109.80           $ .70
8/2/99       Moritz von Bethmann                                                18,512          $ 12,958.40           $ .70
8/2/99       Elena Munzer                                                       22,898          $ 16,028.60           $ .70
8/4/99       Karl Burkhart                                                      30,000          $ 21,000.00           $ .70
8/4/99       Frank Braun                                                         7,072          $  4,950.40           $ .70
10/21/99     Hans Joachim Sieland                                              500,000          $200,000.00           $ .40
10/21/99     Rolf-Schmitt and Hans Joachim Sieland                             500,000          $200,000.00           $ .40
10/26/99     Antonio Sieland                                                   100,000           $40,000.00           $ .40
10/26/99     Hans Joachim Sieland                                              400,000          $160,000.00           $ .40
11/9/99      Rolf Schmitt                                                      500,000          $200,000.00           $ .40
11/26/99     Sigrid Molz                                                        32,565          $ 26,052.00           $ .80
11/29/99     Reinhard Hofmann                                                   11,718          $  9,374.40           $ .80
12/6/99      Hermann Casper                                                      6,410          $  5,128.00           $.80
12/6/99      Franz-Josef Meyer                                                  19,336          $ 15,468.80           $.80
12/6/99      Sylvia Rudell                                                      12,820          $ 10,256.00           $.80
12/6/99      Gerlinde Walter                                                     6,410          $  5,128.00           $.80
12/7/99      Hans-Jurgen Prei(beta)mann                                         32,552          $ 26,041.60           $.80
12/9/99      Alexander Aschauer                                                 15,037          $ 10,525.90           $.70
12/15/99     Andreas Prei(beta)mann                                             16,108          $ 12,886.40           $.80
12/15/99     Andreas Weber                                                      13,500          $  5,400.00           $.40

(1) With the exception of the shares issued to Mr. Brovarone, the shares were issued in relation to the Company's acquisition of Denatec and Philaqua. Shares issued to Mr. Brovarone were issued as compensation for legal services rendered to the Company.

(2) The private placements were conducted pursuant to Regulation S. The securities were sold in an offshore transaction to non-U.S. persons located outside of the United States at the time the Common Stock was purchased and the Company did not engage in any directed selling efforts in the United States. No offer or sale was made to a U.S. person or for the account or benefit of a U.S. person. No general solicitation or advertising was made. The Common Stock sold pursuant to the private placements was restricted. Each purchaser was notified of the restrictions imposed on the Common Stock and his or her transfer thereof. Upon purchase of the Common Stock, each purchaser signed an investment letter, acknowledging that the Common Stock was not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act") and that resale of such Common Stock could only occur if the Common Stock was subsequently registered pursuant to the Securities Act or an exemption from such registration was available. Each purchaser further acknowledged that he or she purchased the Common Stock for his or her own account and not with a view to public resale or distribution, and that he or she was capable of bearing the economic risks of investment in the Common Stock. Each share certificate representing the Common Stock contained a legend reflecting the restrictions on transfer of the Common Stock. The proceeds from the issuances were used for general corporate operating purposes.

         None of the issuances of shares set forth above were registered with the Commission under the Securities Act, because the transactions were believed to be exempt from such registration pursuant to the exemptions provided by Regulation S.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

December 31, 1999 and December 31, 1998

Changes in Financial Condition

         In 1999, the Company acquired Denatec and Philaqua by issuing 43,600,000 shares of restricted Common Stock of the Company for all of the outstanding common stock of Denatec and 80% of the outstanding common stock of Philaqua. These acquisitions were accounted for as recapitalizations of Denatec and Philaqua. Accordingly, the consolidated financial statements of Denatec and Philaqua are presented as the historical financial statements of the Company. The acquisition of Denatec and Philaqua has made a substantial, positive contribution to the financial condition of the Company through year-end. The balance of current assets at December 31, 1999 was $2,080,343, compared to a balance of $157,602 at December 31, 1998. The balances of current liabilities were $1,267,563 and $493,081 for the same periods respectively. The resulting current ratio at December 31, 1999 was 1.6 :1. The current ratio at December 31, 1998 was 0.3 :1.

         The increase of current assets at December 31, 1999 over December 31, 1998 was due primarily to the increase of cash from $156,995 to $1,369,990, an increase of $1,212,995, or 773%. This increase is due primarily to the cash generated from the sale of the Company's common stock for cash of $923,324.

         Current assets at December 31, 1999 also increased due to the increase of accounts receivable and notes receivable from $0 to $616,765, an increase of 100%, of which $604,175 was to related parties. Additionally, inventory increased $92,610 or 100% from $0 at December 31, 1998, to $92,610 at December 31, 1999. The balance at December 31, 1999 included primarily materials purchased for jobs in progress.

         The balance of current liabilities at December 31, 1999 was $1,267,563 compared to $493,081 at December 31, 1998. The increase of $774,482, or 157%, was due primarily to the accrued expenses payable at December 31, 1999 of $619,775. Current liabilities at December 31, 1999 also increased by a related party payable of $59,125. Accounts payable increased $151,134 or 68%, from $220,727 at December 31, 1998 to $371,861 at December 31, 1999. The increase is primarily due to the expanded operations of the Company.

         The Company purchased $50,636 of equipment during the year ended December 31, 1999. Depreciation expense for the current year was $34,290 compared to $12,976 for the prior year.

         At December 31, 1999, the Company had no long-term debt. The Company had sufficient cash flow from operations to meet its current cash obligations. The Company anticipates continued positive cash flow from existing operations during the next twelve months, and will continue to look for ways to invest its cash flow in acquisitions of companies and other investments that will contribute in a positive way to the Company's operating strategy.

Results of Operations

         Sales for the year ended December 31, 1999 were $2,626,460 compared to $291,735 for the year ended December 31, 1998, resulting in an increase of $2,334,725 or 80%. Cost of goods sold for the year ended December 31, 1999 was $487,078, or 19% of sales, resulting in gross profit of $2,139,382, or 81%, of sales.

         Operating expenses include primarily salary and wage expenses and general and administrative expenses. Salary and wage expenses for the year ended December 31, 1999 were $895,925 compared to salary and wage expenses of $302,337 for the year ended December 31, 1998. General and administrative expenses were $762,697, or 29%, of sales for the same period in 1998, resulting in an increase of $487,880, or 178%. The increase was due to the expanded operations of Denatec and Philaqua.

         Other income increased from $11,798 in 1998 to $56,063 for the year ended December 31, 1999, an increase of $44,265, or 375%. This increase is offset somewhat by the increase in interest expense from $1,157 for the year ended December 31, 1998 to $49,064 for the year ended December 31, 1999, a decrease of $47,097, or 4141%.

Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

         The Year 2000 issue results from an industry-wide practice of representing years with only two digits instead of four. Beginning in the Year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. Through June 30, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue. As of June 30, 2000, the Company has not been made aware of, nor has it experienced, date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on the Company, the Company continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.

Forward Looking Statements

         This Form 10-KSB contains certain forward looking statements. The Company wishes to advise readers that actual results may differ materially from such forward looking statements. Forward looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, and which may be beyond the Company's control, including, but not limited to, the following: the possible success of the Company's varied projects and subsidiaries, the volatility of the financial markets in which the Company invests, the ability of the Company to fund its current and future projects and its ability to meet its cash and working capital needs, the industries in which the Company operates, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission (the "Commission"). Any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could,"
"estimate," or "continue," or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements.

Item 7.  Financial Statements

         The financial statements required by this Item are included herewith as a separate section of this Report, commencing on Page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
Compliance With Section 16(a) of the Exchange Act

Executive Officers and Directors

         The executive officers and directors of the Company are:

Name                               Age      Position
----                               ---      --------

Professor Heinrich W. Holter       70       President and Chairman of
                                            the Board of Directors
Dirk Brinkmann                     35       Executive Vice President, Director
Daniel Lezak                       66       Secretary/Treasurer, Director


         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for a term of one year, and until his successor shall have been elected and accepted his election to the board in writing.

         Except as otherwise provided herein, none of the officers and/or directors of the Company are officers or directors of any other publicly traded corporation, nor have any of the directors, officers, affiliates, subsidiaries or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

         The business experience of each of the persons listed above during the past five years is as follows:

Professor Heinrich W. Holter, President and Chairman of the Board of Directors

         Professor Holter has served as the Company's President and Chairman of the Board of Directors since January 1999 and the Managing Director and principal shareholder of Holter GmbH since 1995. He also serves as the Managing Director of each of Denatec, Philaqua, Holter Systembau, LK-Luftqualitat, Holter Italia and Holter Polska.

         Professor Holter holds over 3,500 international Intellectual Property Rights in the area of environmental protection technology. In 1985, he was appointed Chairman of the German Diesel Board by the Society of Inventors. He has been awarded the order of merit from the Federal Republic of Germany (Bundesverdienstkreuz), the Diesel gold medal for his scientific works, and the German Federal Service Cross with ribbon. Professor Holter also received the order of merit from the Moscow Academy of Sciences. Professor Holter was the first citizen of the Federal Republic of Germany to receive the "Order of Friendship" granted to him by the President of the Russian Federation, Boris Yeltsin, for "personal contribution to the development of the coal industry of Russia and to the strengthening of the friendly relations between Germany and Russia." Professor Holter received this honor for his work as the president and a member of the East-West Academy, a foundation which promotes multinational cooperation in the field of environmental protection, technology and medicine.

         Professor Holter holds an engineering degree (Dipl.-Ing., Graduate in Engineering) from the Mining College in Essen, Germany in 1953, a Doctor of Science degree (Dr. sc.) from the technical University of Mining in Ostrava in 1991, and a Doctor of Engineering degree (Dr.-Ing.) from the Silesian Technical College in Gliwice in 1992. Professor Holter has served as a University Professor at Kosice Technical University, Germany since 1994, and was awarded a prestigious State Professor position by the State of North-Rhine-Westphalia, Germany.

Dirk Brinkmann, Executive Vice President and Director

         Since 1995 Mr. Brinkmann has been employed as a financial advisor by several entities owned and/or controlled by Professor Holter, the Company's President and Chairman of the Board of Directors, including Holter GmbH and Holter Polska. Mr. Brinkmann obtained an advanced degree in finance from College Monchengladbach in 1989. Mr. Brinkmann has served as the Company's Executive Vice President since October 2000 and as a director since January 1999.

Daniel Lezak, Secretary/Treasurer and Director

         Mr. Lezak holds a B.S. Degree in Accounting from Roosevelt University in Chicago and is a Certified Public Accountant. He has performed consulting services to financially distressed public and private companies since 1965, establishing reorganization plans through acquisition, sale or Chapter 11 bankruptcy reorganization. Mr. Lezak joined the Company in January 1999 as its Secretary/Treasurer and a director.

         In addition to his position with the Company, Mr. Lezak serves as Vice President and a director of Turbo, Inc., a publicly held company that was formerly engaged in gold mining in California, and President and a director of Sierra-Rockies Corporation, a publicly held company presently in Chapter 11 reorganization in California. Until August 2000, Mr. Lezak served as President and a director of Organik Technology, Inc., a publicly held company recently released from Chapter 11 proceedings.

         Mr. Lezak is also an officer and a director of Gateway Industries Ltd., a privately-held consulting and holding company which is a shareholder of the Company. See Part I, Item 4, "Security Ownership of Certain Beneficial Owners and Management."

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding 10.0% or more of its Common Stock are required to report their beneficial ownership and any changes therein to the Commission. Specific due dates for these reports have been established and the Company is required to report herein any failure to file such reports by those due dates. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during its fiscal year ended December 31, 1999, its executive officers, directors and greater than 10.0% beneficial owners complied with all applicable Section 16(a) filing requirements with the exception of the filing of Forms 3, which were not timely filed by any of the persons required to file such Forms 3.

Item 10. Executive Compensation

         During the fiscal years ended December 31, 1998 and 1999 and for the six month period ended June 30, 2000, the Company did not pay compensation to its officers or directors. During such periods, Professor Heinrich W. Holter, the Company's President and Chairman of the Board of Directors, and Dirk
Brinkmann, the Company's Executive Vice President and a director, received compensation from Holter GmbH and other affiliates or subsidiaries of the Company. Because the Company did not pay compensation to its officers or directors, the summary compensation table has been omitted from this Form 10-KSB.

         On October 25, 2000, the Company entered into employment agreements with each of Professor Holter and Mr. Brinkmann. Each employment agreement will terminate on December 31, 2005, and each automatically extends for another calendar year unless terminated by either party by November 30 of each calendar year. Pursuant to the terms of the employment agreements, Professor Holter will be paid $20,000, and Mr. Brinkmann will be paid $10,000, per month. Both
Professor Holter and Mr. Brinkmann will be entitled to an annual bonus as determined by the Board of Directors after consideration of each person's contributions to the Company and the performance of his duties. Each employment agreement provides that upon the termination of the employee's employment by the Company other than for "cause" (as defined in the employment agreements) or by the employee for certain actions of the Company, such as effecting a material adverse change in the employee's responsibilities, the employee will be entitled to all compensation and benefits payable under the employment agreement for the remainder of the term. As of the date of this Form 10-KSB, no payments have been made to Professor Holter or Mr. Brinkmann pursuant to the employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best of the Company's knowledge, as of November 30, 2000 with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

 Name and Address                       Amount and Nature of          Percent
of Beneficial Owner                     Beneficial Ownership         of Class(1)
-------------------                     -------------------         -----------
Prof. Heinrich W. Holter                  63,083,333(2)               66.2%
President, Chairman of the Board
  of Directors
Beisenstr.39
45964 Gladbeck, Germany

Dirk Brinkmann                             1,055,555(3)                1.1%
Executive Vice President, Director
Beisenstr. 39
45964 Gladbeck, Germany

Daniel Lezak                               1,055,555(4)                1.1%
Secretary/Treasurer, Director
23548 Calabasas Road, Suite 202
Calabasas, California 91302

Herman Hogg                                4,270,348(5)                4.5%
Hans-Adolf-Buhler-Strasse 8
D-79361 Sasbach-Jechtingen
Germany


Leszek Kulawik                             4,750,000(6)                5.0%
Bytomska 1
41-800 Zabrze, Poland


All directors and officers                65,184,443                  68.5%
a group (3 persons)

(1)      Based upon 95,208,533 shares outstanding as of November 30, 2000.

(2) Includes 1,000,000 shares held by his son, Dr. Gerhardt Holter, in which Professor Holter disclaims beneficial ownership.

(3) Includes 1,000,000 shares held by his wife, Daniela Brinkmann, in which Mr. Brinkmann disclaims beneficial ownership.

(4) Includes 1,000,000 shares indirectly held by Gateway Industries, Ltd., of which Mr. Lezak is a beneficial owner.

(5) Includes 20,348 shares held by his children, Michael and Verena Hogg, in which Mr. Hogg disclaims beneficial ownership.

(6) Includes 2,000,000 shares held by Huta Zabrze, of which Mr. Kulawik is Managing Director and in which he may be considered to have a beneficial interest.

         Unless otherwise indicated in the footnotes, the Company has been advised that each person above has sole voting power over the shares indicated above.

Item 12.           Certain Relationships and Related Transactions

         There have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

         In February 1999, the Company acquired 100% of the outstanding equity interests of Denatec, a German limited liability company, and 80% of the outstanding equity interests of Philaqua, a German limited liability company, from the stockholders of Denatec and Philaqua, including Professor Heinrich W. Holter, the Company's President and Chairman of the Board of Directors. The purchase price of Denatec and Philaqua was 44.1 million shares of the Company's Common Stock, valued at aggregate predecessor cost of US$263,935. Denatec holds the exclusive rights to exploit certain worldwide Intellectual Property Rights and other inventions of air filtration processes, including denaturing heat exchangers and electrostatic filters having a denaturing collector electrode. See Part I, Item 1, "Description of Business - Air Filtration." Philaqua holds the exclusive rights to exploit certain worldwide Intellectual Property Rights and other inventions regarding industrial water treatment and purification through ultraviolet light filtration. See Part I, Item 1, "Description of Business - Water Filtration."

         In March 2000, the Company acquired 30% of the outstanding common stock of Holter GmbH, a German corporation, from Professor Holter in exchange for US$1.5 million. In November 2000, the Company acquired an additional 20% of the outstanding common stock of Holter GmbH from Professor Holter in exchange for 15,000,000 shares of the Company's Common Stock. Holter GmbH engages primarily in the business of marketing, sales, production, research and development of air, water and energy systems.

         In March 2000, the Company acquired 50% of the outstanding common stock of Holter Systembau, a German corporation, for US$125,000. Holter Systembau engages primarily in the business of marketing and sales of low-energy modular housing systems.

         In November 2000, the Company acquired 50% of the outstanding common stock of Holter Italia, an Italian corporation, from Professor Holter in exchange for 10,000,000 shares of the Company's Common Stock. Holter Italia engages primarily in the business of marketing and sales of air filtration systems.

         For the year ended December 31, 1999, the Company derived 91% of its total revenues from Holter GmbH, a subsidiary of the Company, and purchased US$123,017 of equipment and other products from Holter GmbH.

         In March 1997, the Company was formed in part by Mr. Georgios Stolte, a German resident. The Company considers Mr. Stolte to be an initial promoter of the Company.

         During 1999, the Company made unsecured loans in the amount of $520,841 to Holter GmbH, a company owned and controlled at the time by Professor Holter. During 1999, Holter GmbH made unsecured loans in the amount of $36,931 to the Company. Each of the loans has an interest rate of 6.5% per annum and is due and payable upon demand.

         On December 30, 1998, Professor Holter executed a loan agreement for $39,743 in favor of Denatec. The loan accrues interest at 6% per annum and is due and payable on demand with six months prior notice. On December 30, 1998, Denatec executed a loan agreement for $18,560 in favor of Holter GmbH in the amount of $7,552.

Item 13. Exhibits and Reports on Form 8-K

         Except as otherwise indicated, the following exhibits are filed with this Report by reference to the Company's Registration Statement, filed with the
Commission:

Exhibit No.                     Exhibit Name

3.1      Articles of Incorporation and Amendments*
3.2      Bylaws*
10.1     Acquisition Agreement of Denatec*


*Filed previously

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly organized.

                                              HOLTER TECHNOLOGIES HOLDING, AG
                                              (Registrant)

Date: December 29, 2000              By:  /s/ Prof. Dr. Dr. Heinrich W. Holter
                                          ------------------------------------
                                              Prof. Dr. Dr. Heinrich W. Holter
                                              President and Chairman
                                              of the Board ofDirectors

Date: December 29, 2000              By:  /s/ Dirk Brinkmann
                                          ------------------
                                              Dirk Brinkmann
                                              Executive Vice President
                                              and Director

Date: December 29, 2000              By:  /s/ Daniel Lezak
                                          ----------------
                                              Daniel Lezak
                                              Secretary, Treasurer and Director
                                       24

                                          HOLTER TECHNOLOGIES HOLDING AG
                                                 AND SUBSIDIARIES
                                          (Formerly Falken Investment AG)

                                         CONSOLIDATED FINANCIAL STATEMENTS

                                                 December 31, 1999


                                                  C O N T E N T S

Independent Auditors' Report.................................................................................... F-3

Consolidated Balance Sheet...................................................................................... F-4

Consolidated Statements of Operations........................................................................... F-6

Consolidated Statements of Stockholders' Equity................................................................. F-8

Consolidated Statements of Cash Flows........................................................................... F-9

Notes to the Consolidated Financial Statements.................................................................. F-11

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors

Holter Technologies Holding AG and Subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheet of Holter Technologies Holding AG and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holter Technologies Holding AG and Subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

/s/ HJ & Associates, LLC
------------------------
    HJ & Associates, LLC
    Salt Lake City, Utah

    May 10, 2000

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                   December 31,
                                                                       1999
                                                                    -----------

CURRENT ASSETS

   Cash                                                             $ 1,369,990
   Accounts receivable, net (Note 2)                                     12,590
   Accounts receivable - related party, net (Note 7)                     83,334
   Inventory (Note 2)                                                    92,610
   Prepaid expenses                                                         978
   Notes receivable - related party (Note 4)                            520,841
                                                                    -----------

     Total Current Assets                                             2,080,343
                                                                    -----------

PROPERTY AND EQUIPMENT (Note 2)

   Equipment and machinery                                              246,758
   Furniture and office equipment                                        42,812
   Software                                                               1,046
   Less - accumulated depreciation                                      (47,266)
                                                                    -----------

     Total Property and Equipment                                       243,350
                                                                    -----------

OTHER ASSETS

   Patents (Note 10)                                                       --
   Deposits                                                              16,704
                                                                    -----------

     Total Other Assets                                                  16,704
                                                                    -----------

     TOTAL ASSETS                                                   $ 2,340,397
                                                                    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                   December 31,
                                                                       1999
                                                                    -----------

CURRENT LIABILITIES

   Accounts payable                                                 $   371,861
   Accounts payable - related party (Note 7)                            123,017
   Accrued expenses                                                     619,775
   Lines of credit (Note 6)                                                 203
   Notes payable - related party (Note 5)                                36,931
   Billings in excess of costs and
     earned profit on construction
     contracts (Notes 2 and 3)                                           33,890
   Provision for projected loss on
     construction contracts (Note 3)                                     81,886
                                                                    -----------

     Total Current Liabilities                                        1,267,563
                                                                    -----------

LONG-TERM DEBT                                                             --
                                                                    -----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             88,727
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY

   Common stock: $0.001 par value; 200,000,000 shares
    authorized, 54,837,737 shares issued and outstanding                 54,838
   Additional paid-in capital                                         1,303,425
   Other comprehensive income (loss)                                     53,776
   Accumulated deficit                                                 (427,932)
                                                                    -----------

     Total Stockholders' Equity                                         984,107
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 2,340,397
                                                                    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                      Consolidated Statements of Operations

                                                        For the Years Ended
                                                            December 31,
                                                      -------------------------
                                                         1999            1998
                                                     -----------    -----------
REVENUES

   Sales revenue                                     $ 2,468,807    $   291,735
   Contracting revenue (Note 3)                          157,653           --
                                                     -----------    -----------
     Total Revenues                                    2,626,460        291,735
                                                     -----------    -----------

COST OF SALES

   Direct sales costs                                    197,363           --
   Direct contracting costs (Note 3)                     289,715           --
                                                     -----------    -----------
     Total Cost of Sales                                 487,078           --
                                                     -----------    -----------

GROSS MARGIN                                           2,139,382        291,735
                                                     -----------    -----------

EXPENSES

   General and administrative                            762,697        274,817
   Research and development                               65,678           --
   Advertising and marketing                              88,699         13,208
   Salaries and wages                                    895,925        302,339
   Bad debt expense                                       14,567           --
   Depreciation expense                                   34,290         12,976
                                                     -----------    -----------
     Total Expenses                                    1,861,856        603,340
                                                     -----------    -----------

GAIN (LOSS) BEFORE OTHER INCOME (EXPENSES)               277,526       (311,605)
                                                     -----------    -----------
OTHER INCOME (EXPENSES)

   Other income                                           44,561         11,798
   Interest income                                        11,502           --
   Interest expense                                      (49,064)        (1,157)
                                                     -----------    -----------
     Total Other Income (Expenses)                         6,999         10,641
                                                     -----------    -----------
GAIN (LOSS) BEFORE INCOME TAXES                          284,525       (300,964)

PROVISION FOR INCOME TAXES (Note 2)                      386,272           --
                                                     -----------    -----------
LOSS BEFORE MINORITY INTEREST IN NET INCOME
 OF CONSOLIDATED SUBSIDIARIES                           (101,747)      (300,964)
                                                     -----------    -----------
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED
 SUBSIDIARY                                               85,414        (60,193)
                                                     -----------    -----------
NET LOSS                                             $  (187,161)   $  (240,771)
                                                     -----------    -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                Consolidated Statements of Operations (Continued)

                                                          For the Years Ended
                                                            December 31,
                                                      -------------------------
                                                         1999            1998
                                                     -----------    -----------
OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustments            $  64,525      $ (10,749)
                                                       ---------      ---------

     Total Other Comprehensive Income (Loss)              64,525        (10,749)
                                                       ---------      ---------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                $(122,636)     $(251,520)
                                                       =========      =========

BASIC LOSS PER SHARE (NOTE 9)                          $   (0.00)     $   (0.00)
                                                       =========      =========



        The accompanying notes are an integral part of these consolidated financial statements.


                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                 Consolidated Statements of Stockholders' Equity



                                                                                          Other
                                                   Common Stock           Additional   Comprehensive
                                            -------------------------      Paid-In       Income       Accumulated
                                                Shares         Amount      Capital        (Loss)        Deficit
                                            -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1997                         --     $      --     $      --      $      --      $      --

Common stock issued to
 founders at $0.006 per share                44,100,000        44,100       219,835           --             --
Currency translation adjustment                    --            --            --          (10,749           --
Net loss for the year ended
 December 31, 1998                                 --            --            --             --         (240,771)
                                            -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1998                   44,100,000        44,100       219,835        (10,749)      (240,771)

Common stock issued in
 recapitalization                             8,400,000         8,400        (8,400)          --             --
Common stock issued for cash
 at $0.30 to $0.80 per share                  2,184,767         2,185       921,139           --             --
Common stock issued for services
 at $0.30 to $0.80 per share                    152,970           153        76,829           --             --

Contributed capital by founding
 shareholders                                      --            --          94,022           --             --
Currency translation adjustment                    --            --            --           64,525           --
Net loss for the year ended
 December 31, 1999                                 --            --            --             --         (187,161)
                                            -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1999                   54,837,737   $    54,838   $ 1,303,425    $    53,776    $  (427,932)
                                            ===========   ===========   ===========    ===========    ===========




        The accompanying notes are an integral part of these consolidated financial statements.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                      Consolidated Statements of Cash Flows

                                                         For the Years Ended
                                                             December 31,
                                                      -------------------------
                                                         1999            1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                         $  (187,161)   $  (240,771)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Minority interest                                   96,997         (8,271)
     Common stock issued for services                    76,982           --
     Depreciation                                        34,290         12,976
     Bad debt expense                                    14,567           --
     Currency translation adjustment                     64,525        (10,749)
Change in assets and liabilities:
     (Increase) in accounts receivable                 (110,491)          --
     (Increase) in prepaids                                (371)          (607)
     (Increase) in inventories                          (92,610)          --
     (Increase) in deposits                             (16,704)          --
     Increase in accounts payable                       151,134        220,727
     Increase in payable to related parties              59,125         63,892
     Increase in accrued expenses                       606,951        128,600
                                                    -----------    -----------
        Net Cash Provided by Operating Activities       697,234        165,797
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Lending to related parties                          (520,841)          --
   Purchase of property and equipment                   (50,636)      (239,976)
                                                    -----------    -----------
        Net Cash Used in Investing Activities          (571,477)      (239,976)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash acquisition recapitalization                    112,621           --
   Proceeds from lines of credit                           --           57,063
   Common stock issued for cash                         923,324        151,314
   Contributed capital by founding shareholders          94,022           --
   Borrowings from related parties                       14,131         22,797
   Payment on lines of credit                           (56,860)          --
                                                    -----------    -----------
       Net Cash Provided by Financing Activities    $ 1,087,238    $   231,174
                                                    -----------    -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                Consolidated Statements of Cash Flows (Continued)


                                                         For the Years Ended
                                                            December 31,
                                                      -------------------------
                                                         1999            1998
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                        $1,212,995     $  156,995

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                        156,995           --
                                                       ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $1,369,990     $  156,995
                                                       ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                                            $   42,902     $    1,157
   Income taxes                                        $  153,915     $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                    $   76,982     $     --


        The accompanying notes are an integral part of these consolidated financial statements.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 -      ORGANIZATION

              The consolidated financial statements include those of Holter Technologies Holdings AG (HTH AG) and its wholly-owned subsidiary, Holter Sachsen Denatec GmbH (Denatec), and its 80% owned subsidiary Philaqua Aufbereitungstechnik GmbH (Philaqua). Collectively, they are referred to herein as "the Company".

              HTH AG was incorporated under the laws of the State of Nevada on March 21, 1997 under the name of Lyon Mountain, Inc. On March 5, 1998, the Company changed its name to Falken Investment, AG and then later changed its name on January 20, 1999 to Holter Technologies Holding AG in contemplation of a merger with Denatec and Philaqua. HTH AG was incorporated to seek business opportunities and acquire interests in products and businesses which may have a potential for profit. Prior to the acquisition of Denatec and Philaqua, HTH AG was a non-operating public shell.

              Denatec was incorporated under the laws of Germany on May 3, 1998 for the purpose of acquiring technology. Denatec is engaged in the continued development of a denaturing electrostatic filter technology.

              Philaqua was incorporated under the laws of Germany on June 30, 1998 for the purpose of acquiring and implementing technology. Philaqua supplies systems and components to many processes in the environmental engineering field. Philaqua's main focus is on the treatment of water, waste water, soils, sludges, and air.

              During 1999, HTH AG completed an agreement and plan of reorganization whereby HTH AG issued 43,600,000 shares of common stock in exchange for all of the outstanding shares of Denatec and Philaqua. Pursuant to the reorganization, the name of the Company was changed to Holter Technologies Holding AG.

              The reorganization was accounted for as a recapitalization of Denatec and Philaqua because the shareholders of Denatec and Philaqua controlled the Company after the acquisition. Therefore, Denatec and Philaqua are treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Denatec and Philaqua. HTH AG is the acquiring entity for legal purposes and Denatec and Pilaqua are the surviving entity for accounting purposes. As such, the financial statements reflect the history of Denatec and Philaqua prior to the acquisition.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              b.  Cash and Cash Equivalents

              Cash equivalents  include  short-term,  highly liquid  investments
              with   maturities   of  three  months  or  less  at  the  time  of
              acquisition.

              c.  Provision for Taxes

              The provision for income taxes charged to operations for the years ended December 31, 1999 and 1998 was $386,272 and $-0-, respectively. This amount is based on the income tax rates in the country of Germany and has been converted to U.S. dollars.

              d.  Principles of Consolidation

              The consolidated financial statements include those of Holter Technologies Holding AG (HTH AG) and its wholly-owned subsidiary, Holter Sachsen Denatec GmbH (Denatec), and its 80% owned subsidiary, Philaqua Aufbereitungstechnik GmbH (Philaqua). All significant intercompany accounts and transactions have been eliminated.

              For the Company's foreign subsidiaries (Denatec and Philaqua) the functional currency has been determined to be the Duetsch Mark. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss). Such amounts are immaterial for all years presented.

              In accordance with Statement of Financial Accounting Standards No. 95, "Statements of Cash Flows," cash flows from the Company's foreign subsidiaries are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Inventory

              Inventory supplies are stated at the lower of purchase or production cost (computed on a first-in, first-out basis) or market. The inventory cost includes all expenses necessary to place the inventory in a saleable condition. The components of inventory are as follows:

                 Prepaid inventory                    $            42,135
                 Finished goods                                    50,475
                                                      -------------------
                         Total                        $            92,610
                                                      ===================

              f.  Property and Equipment

              Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized.
              Depreciation is computed using the straight-line method over estimated useful lives as follows:

               Equipment and machinery                            3-10 years
               Furniture and office equipment                     5-10 years
               Software                                           5 years

              Depreciation expense for the years ended December 31, 1999 and 1998 was $34,290 and $12,976, respectively.

              g.  Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $7,282 as of December 31, 1999.

              h.  Revenue Recognition - Inventory Sales

              Revenue is recognized upon shipment and acceptance of goods by the customer. If the Company installs the units, revenue is recognized on the transaction when the unit is installed. The customer has no right of return on the products and as a result, no allowance has been recorded for possible returns.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.  Revenue Recognition - Contract Sales

              The financial statements are prepared on the percentage-of-completion on individual contracts, commencing when progress reaches a point where cost and estimate analysis and other evidence of trends are sufficient to estimate final results with reasonable accuracy. That portion of the total contract price which is allocable to contract expenditures incurred and work performed is accrued as earned income. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. Claims for additional revenue are recognized when settled.

              j.  Costs and Billings on Contracts

              Costs and earned profit on contracts - unbilled represent the amount by which costs of contracts in process plus estimated earned profit exceed related progress billings. Billings in excess of costs and earned profit on contracts represent the amount by which progress billings on contracts in process exceed related costs and estimated earned profit.

              k.  Classifications of Current Assets and Liabilities

              In accordance with industry practice, the Company includes in current assets and liabilities amounts realizable and payable under contracts which may extend beyond one year. Other assets and liabilities are classified as current and non-current on the basis of expected realization or payment within or beyond one year.

              l.  Use of Estimates in the Preparation of Financial Statements

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. In these financial statements; assets, liabilities, and earnings form contracts involve extensive reliance on management's estimates. Actual results could differ from those estimates.

              m.  Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              n.  Concentrations of Risk

              Cash
              ----

              At times, the Company's funds exceed depository insurance limits in the United States.

              Foreign Currency Translation

              Since Denatec and Philaqua are German companies whose financial statements must be translated into U.S. Dollars to conform with the requirements of the Securities and Exchange Commission, major changes in the currency exchange rate between the German Mark and U.S. Dollars may have a significant impact on operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the next 12 months, no such assurances can be given. The aggregate adjustments resulting from translation adjustments are found in the consolidated statements of stockholders' equity.

              Accounts Receivable
              -------------------

              Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risks in the normal course of its business.

              o.  Research and Development

              The  Company   follows  the  policy  of  charging   research   and
              development costs to expense as incurred.

              p.  Change in Accounting Principle

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 3 -      CONTRACTS IN PROCESS

              Comparative information with respect to contracts in process at December 31, 1999 and 1998 follows:

                                                         1999         1998
                                                     ---------    -----------

     Expenditures                                    $ 289,715    $      --

     Estimated earnings (loss) thereon                (132,062)          --
                                                     ---------    -----------
                                                                      157,653

     Less billings applicable thereto                 (191,543)          --
                                                     ---------    -----------

                                                    $  (33,890)   $      --
                                                     =========    ===========

     Included in the  accompanying  balance
      sheet under the  following
      captions:

     Billings in excess of costs and earned
      profit on construction                         $ (33,890)   $     --
                                                     =========    ===========

     Provision for projected
      loss on construction
      contracts                                      $ (81,886)   $     --
                                                     =========    ===========

NOTE 4 -      NOTES RECEIVABLE - RELATED PARTY

              Notes receivable - related party consisted of the following at December 31, 1999:

              Heinrich Holter, GmbH, unsecured due upon

               demand, including accrued interest at 6.5% per annum.                            $          520,841
                                                                                                ------------------

              Total notes receivable - related party                                                       520,841

              Less: current maturities                                                                    (520,841)
                                                                                                ------------------

              Non-current notes receivable - related party                                      $           --
                                                                                                ==================

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 4 -      NOTES RECEIVABLE - RELATED PARTY (Continued)

              Maturities of notes receivable - related party debt are as follows:

                      Year Ending
                      December 31,                            Amount
                      ------------                       ------------------


                             2000                        $          520,841
                             2001                                    --
                             2002                                    --
                             2003                                    --
                             2004                                    --
                             2005 and thereafter                     --
                                                         ------------------
                                   Total                 $          520,841
                                                         ==================

NOTE 5 -      NOTES PAYABLE - RELATED PARTY

              Notes payable - related party consisted of the following at December 31, 1999:

       Heinrich Holter GmbH, unsecured due
        due upon demand, including accrued interest
        at 6.5% per annum                                  $           36,931
                                                           ------------------

            Total notes payable - related party                        36,931
            Less: current maturities                                  (36,931)
                                                           ------------------

            Notes payable - related party                  $            --
                                                           ==================

              Maturities of long-term debt are as follows:


                      Year Ending
                      December 31,                            Amount
                      ------------                       ------------------

                           2000                         $           36,931
                           2001                                     --
                           2002                                     --
                           2003                                     --
                           2004                                     --
                           2005 and thereafter                      --
                                                        ------------------

                           Total                        $           36,931
                                                        ==================

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 6 -      LINES OF CREDIT

              An analysis of the lines of credit with various banks of the Company and its subsidiaries as of December 31, 1999 is shown below:

                                            Line of              Debt
                                            Credit              Outstanding
                                      ------------------  ------------------

  Multi-currency line of credit        $           50,000  $               68
  Multi-currency line of credit                    40,000                 135
                                       ------------------  ------------------

                                       $           90,000  $              203
                                       ==================  ==================

              Borrowings under the multi-currency lines of credit are guaranteed by the Company and bear interest between 7.25% and 8.75%.

NOTE 7 -      RELATED PARTY TRANSACTIONS

              From time to time, the Company borrows and lends funds to and from a Company controlled by its majority shareholder. The amounts are non-interest bearing, due on demand and unsecured (see notes 4 and 5).

              The Company also sells most of its product to a company controlled by the major shareholder. In 1999, the related party sales were 91% of total revenues and 100% of total revenues in 1998. At December 31, 1999, the Company was owed $83,334 for such sales.

              The Company also purchases product from companies controlled by the major shareholder. The Company owed $123,017 at December 31, 1999 for these purchases.

NOTE 8 -      SEGMENT OF BUSINESS

              The Company  operates  primarily  in one  industry  segment  which
              includes  the  production  and   distribution  of  water  and  air
              filtration systems.

              A summary of the Company's sales by geographic area is as follows:

                                                December 31,
                                  ---------------------------------------
                                         1999                     1998
                                  -----------------     -----------------
   Foreign sales:

     Asia                         $          -          $          -
     Europe                               2,626,460               291,735
                                  -----------------     -----------------

   Total foreign sales                    2,626,460               291,735
   Domestic sales                            -                     -
                                  -----------------     -----------------

     Total Revenues               $       2,626,460     $         291,735
                                  =================     =================

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 9 -       BASIC AND DILUTED EARNINGS PER SHARE

               The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                    For the Year Ended                           For the Year Ended
                                     December 31, 1999                           December 31, 1998
               ---------------------------------------------------------------------------------------------------
                      Loss            Shares           Per-Share          Loss         Shares          Per-Share
                   (Numerator)      (Denominator)       Amount         (Numerator)   (Denominator)       Amount
                   -----------      -------------       ------         -----------   -------------       ------
               $    (187,161)        52,573,121    $     (0.00)   $     (240,771)     52,000,000    $     (0.00)
               ===============  =================  =============  ================  ==============  ==============

               Diluted loss per share is not presented because the common stock equivalents are antidilutive.

NOTE 10 - PATENTS

               In accordance with Generally Accepted Accounting Principles, the cost to research and develop and obtain the patents in the Company are expensed. The acquisition of HTH AG and Philaqua created a reverse merger; therefore, the value of the patents must be handled as if they were developed and not purchased. Management has determined that in the long range planning this is a more conservative approach and eliminates the need of burdening future revenues with the amortization costs that would arise.

NOTE 11 -  COMMITMENTS AND CONTINGENCIES

               The Company is leasing its U.S. office on a month to month basis from its secretary/treasurer at $1,050 per month. The Company's Dusseldorf, Germany office is provided by Heinrich Holter, GmbH at no cost to the Company.

               Philaqua is leasing its office space under a 10-year lease from a German partnership. The lease began on January 7, 1998. The lease payment is $4,689 per month, plus insurance. The lease payment is fixed for the term of the lease. The Company's majority shareholder is a 1/3 partner of the partnership.

NOTE 12 -      SUBSEQUENT EVENTS

               Acquisitions
               ------------

               Effective March 29, 2000, the Company purchased 30% of Heinrich Holter, GmbH (HH) for $1,500,000. The shares were purchased from the Company's majority shareholder at his original cost. HH is a German company operating in environmental technology and mineral processing in Europe and Asia.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                         (Formerly Falken Investment AG)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 12 -      SUBSEQUENT EVENTS (Continued)

               Acquisitions  (Continued)
               ------------

               Effective February 17, 2000, the Company acquired 50% of Holter Systembau. GmbH (HSB) for $125,000. HSB is a newly formed German corporation engaged primarily in the business of marketing and sales of low energy modular housing systems.

               On April 1, 2000, the Company purchased 20% of Coolpoint Holter Environmental Technologies, Ltd. (Coolpoint), a Hong Kong limited liability corporation, in exchange for 1,388,889 shares of the Company's common stock. The Company was also granted an option to purchase up to 20% of any Coolpoint shares offered to the public in the future. The Company's shares were valued at the trading price on the date of issue of $0.90 per share. Coolpoint engages primarily in the business of marketing and sales of air filtration systems in Asia. Coolpoint has the option to buy additional shares of the Company's common stock based upon its profits in the year 2000.

               In April 2000, the Company  acquired 50% of  LK-Luftqualitaet  AG
               (LK), a Swiss corporation, for $615,000. LK engages primarily in the business of marketing, sales, production, research and development of air filtration systems in Europe.

               In April 2000, the Company purchased 235 of the outstanding common stock of Huta Zabrze, (HZ), a Polish corporation, in exchange for 2,750,000 shares of the Company's common stock valued at $0.80 per share. HZ engages primarily in the production, marketing and sales of steel and iron construction, telecommunication and energy systems in Europe.

               On June 21, 2000, the Company acquired 50% of Intherm, GmbH (Intherm), a German corporation, for $125,000. Intherm engages primarily in the business of marketing and sales of energy systems in Europe.

               Stock Offerings
               ---------------

               Subsequent to December 31, 1999, the Company sold approximately 7,385,160 shares of its common stock for $3,718,678.