Form 10QSB
period 2000-03-31
HOLTER TECHNOLOGIES HOLDING AG
filed 2000-12-29
CIK 1095232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from        to
                                                       -----     -----
                        Commission File Number 001-15355

                         HOLTER TECHNOLOGIES HOLDING, AG
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                    84-1393541
   ------------------------------                 -------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

          23548 Calabasas Road, Suite 202, Calabasas, California 91302
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (818) 224-2145

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No   X
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of the Company's common stock, par value $.001, as of May 10, 2000: 65,158,352


                                TABLE OF CONTENTS

Heading
-------

                                                                                                    Page
                                                                                                    ----

                          PART I. FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements..............................................      3

                  Consolidated Balance Sheets -- March 31, 2000..................................  F-1 - F-2

                  Consolidated Statements of Operations -- three months ended
                  March 31, 2000 and 1999........................................................  F-3 - F-4

                  Consolidated Statements of Stockholders' Equity................................

                  Consolidated Statements of Cash Flows -- three months ended
                  March 31, 2000 and 1999........................................................  F-5 - F-6

                  Notes to Consolidated Financial Statements ....................................  F-7 - F-8

Item 2.           Management's Discussion and Analysis and Results of Operations                       4

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................      5

Item 2.           Changes In Securities..........................................................      5

Item 3.           Defaults Upon Senior Securities................................................      9

Item 4.           Submission of Matters to a Vote of Securities Holders..........................      9

Item 5.           Other Information..............................................................      9

Item 6.           Exhibits and Reports on Form 8-K...............................................      9

                  SIGNATURES.....................................................................     10

                                     PART I

Item 1.         Financial Statements

         The following unaudited Financial Statements for the period ended March 31, 2000, have been prepared by the Company.

                         HOLTER TECHNOLOGIES HOLDING AG

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2000 and December 31, 1999

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------





                                                      March 31,    December 31,
                                                        2000            1999
                                                   ------------    ------------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                            $    979,268    $  1,369,990
   Accounts receivable, net                           1,747,987          12,590
   Accounts receivable - related party, net                --            83,334
   Inventories                                          255,664            --
                                                           --            92,610

   Prepaid expenses                                     798,330             978

  Notes receivable - related party                     117,505
                                                           --           520,841

     Total Current Assets                             3,898,754       2,080,343
                                                   ------------    ------------

PROPERTY AND EQUIPMENT

   Equipment and machinery                              250,417         246,758

   Furniture and office equipment                       141,303          42,812
   Software                                               1,746           1,046
   Less - accumulated depreciation                      (55,568)        (47,266)
                                                   ------------    ------------

     Total Property and Equipment                       337,898         243,350
                                                   ------------    ------------

OTHER ASSETS

   Capitalized project costs                          6,460,224            --
   Patents                                                 --              --
   Deposits                                             134,843          16,704
                                                   ------------    ------------


     Total Other Assets                               6,595,067          16,704
                                                   ------------    ------------

     TOTAL ASSETS                                  $ 10,831,719    $  2,340,397
                                                   ============    ============


                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                          March 31,
                                                                            2000                  December 31,
                                                                       ------------               ------------
                                                                         (Unaudited)                  1999

CURRENT LIABILITIES

   Accounts payable                                                    $  1,477,818               $    371,861
   Accounts payable - related party                                            --                      123,017
   Accrued expenses                                                       1,792,520                    619,775

   Lines of credit                                                               64                        203

   Notes payable - related party                                            141,378                     36,931
   Billings in excess of costs and earned profit on
    construction contracts                                                     --                       33,890
   Provision for projected loss on construction contracts                      --
                                                                                                        81,886

     Total Current Liabilities                                            3,411,780                  1,267,563

LONG-TERM DEBT                                                                 --                         --
                                                                       ------------               ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                            2,556,670                     88,727
                                                                       ------------               ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: $0.001 par value; 200,000,000 shares
    authorized, 60,972,244 and 54,837,737 shares issued
    and outstanding, respectively                                            60,972                     54,838
   Additional paid-in capital                                             5,362,045                  1,303,425
   Stock subscription receivable                                           (500,000)                      --
   Other comprehensive income                                               345,588                     53,776
   Accumulated deficit                                                     (405,336)                  (427,932)
                                                                       ------------               ------------

     Total Stockholders' Equity                                           4,863,269                    984,107
                                                                       ------------               ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 10,831,719               $  2,340,397
                                                                       ============               ============


                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               For the Three Months Ended
                                                                     March 31,
                                                         -----------------------------------
                                                             2000               1999
                                                         -----------             -----------
REVENUES

   Contracting revenue                                   $ 1,148,258             $     7,491
                                                         -----------             -----------
     Total Revenues                                      $ 1,148,258                   7,491
                                                         -----------             -----------
COST OF SALES

   Direct sales costs                                        743,742                   3,859
                                                         -----------             -----------
     Total Cost of Sales                                     743,742                   3,859
                                                         -----------             -----------
GROSS MARGIN                                                 404,516                   3,632
                                                         -----------             -----------
EXPENSES

   General and administrative                                323,968                 209,542
   Bad debt expense                                           15,898                    --

   Depreciation expense                                        8,397                  11,087
                                                         -----------             -----------
     Total Expenses                                          348,263                 220,629
                                                         -----------             -----------
GAIN (LOSS) BEFORE OTHER INCOME (EXPENSES)                    56,253                (216,997)
                                                         -----------             -----------
OTHER INCOME (EXPENSES)

   Other expense                                             (10,851)                   --
   Interest income                                             5,905                    --
   Interest expense                                           (7,384)                 (2,018)
                                                         -----------             -----------

     Total Other Income (Expenses)                           (12,330)                 (2,018)
                                                         -----------             -----------
GAIN (LOSS) BEFORE INCOME TAXES                               43,923                (219,015)

PROVISION FOR INCOME TAXES                                        47                    --
                                                         -----------             -----------

LOSS BEFORE MINORITY INTEREST IN NET (INCOME)
 LOSS OF CONSOLIDATED SUBSIDIARIES                            43,876                (219,015)

MINORITY INTEREST IN NET (INCOME) LOSS OF
 CONSOLIDATED SUBSIDIARIES                                   (21,280)                 57,305
                                                         -----------             -----------

NET INCOME (LOSS)                                        $    22,596             $  (161,710)
                                                         ===========             ===========

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)


                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2000          1999
                                                       --------   --------
OTHER COMPREHENSIVE INCOME

   Foreign currency translation adjustments            $291,812   $ 81,857
                                                       --------   --------

     Total Other Comprehensive Income                   291,812     81,857
                                                       --------   --------

TOTAL COMPREHENSIVE INCOME                             $314,408   $(79,853)
                                                       ========   ========

BASIC INCOME (LOSS) PER SHARE                          $   0.00   $  (0.00)
                                                       ========   ========


                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              For The Three Months Ended
                                                                     March 31,
                                                            ----------------------------
                                                               2000           1999
                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                        $    22,596    $  (161,710)
   Adjustments  to reconcile net income
    (loss) to net cash provided by operating
    activities:
     Minority interest                                           21,280        (57,305)
     Common stock issued for services                              --             --
                                                            -----------    -----------
     Depreciation                                                 8,397         11,087
     Bad debt expense                                            15,898           --
     Currency translation adjustment                             29,812         81,859
Change in assets and liabilities:
     (Increase) in accounts receivable                       (1,751,295)        (6,523)
     (Increase) in prepaid expenses                            (797,382)       (59,736)
     (Increase) in inventories                                 (163,054)      (112,678)
     (Increase) in deposits                                    (118,139)          --
     Increase (decrease) in accounts payable                  1,105,957       (148,624)
     Decrease (increase) in accounts payable to
      related parties                                          (123,017)        (7,634)
  Increase (decrease) in accrued expenses                     1,056,969        (22,233)
                                                            -----------    -----------
                                                               (691,978)      (483,497)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments of capitalized project costs                     (4,013,561)          --
 Purchase of property and equipment                            (102,945)          --
                                                            -----------    -----------
        Net Cash Used in Investing Activities                (4,116,506)          --
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment from related parties                               486,670        232,802
 Proceeds from lines of credit                                     --             --
 Common stock issued for cash                                 3,564,754        112,621
 Repayment of related party loans                                  --           (1,106)
 Borrowings from related parties                                104,447           --
 Payment on lines of credit                                        (139)        (8,496)
                                                            -----------    -----------

     Net Cash Provided by Financing Activities              $ 4,155,732    $   335,821
                                                            -----------    -----------

                                       F-5

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                For The Three Months Ended
                                                            March 31,
                                                      2000          1999
                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH                  $  (390,722)   $  (147,676)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                               1,369,990        156,995
                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   979,268    $     9,319
                                                 ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                                      $     7,384    $     2,018
   Income taxes                                  $        47    $      --

   NON-CASH FINANCING ACTIVITIES

   Common stock issued for services              $      --      $      --

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      MATERIAL EVENTS

              Acquisitions
              ------------

              Effective March 29, 2000, the Company purchased 30% of Heinrich Holter, GmbH (HH) for $1,500,000. The shares were purchased from the Company's majority shareholder at his original cost. HH is a German company operating in environmental technology and mineral processing in Europe and Asia.

              In December 2000, the Company acquired an additional 20% interest in Heinrich Holter, GmbH from its controlling shareholder for 15,000,000 shares of its common stock.

              In March 2000, the Company  acquired 50% of Holter  Systembau GmbH
              (HSB) for $125,000. HSB is a newly formed German corporation engaged primarily in the business of marketing and sales of low energy modular housing systems.

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

              In April 2000,  the Company  acquired 50% of  LK-Luftqualitaet  AG
              (LK), a Swiss corporation, for $650,000. LK engages primarily in the business of marketing, sales, production, research and development of air filtration systems in Europe.

              In April 2000, the Company purchased 23% of the outstanding common stock of Huta Zabrze SA (HZ), a Polish corporation, from Leszek Kulawik, the Managing Director of HZ, in exchange for 2,750,000 shares of the Company's common stock valued at $0.80 per share. In May 2000, the Company acquired an additional 7% of the outstanding common stock of Huta Zabrze in exchange for $800,000 and 2,000,000

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 2 -      MATERIAL EVENTS (Continued)
              ---------------------------

              shares of the Company's common stock. HZ engages primarily in the production, marketing and sales of steel and iron construction, telecommunication and energy systems in Europe.

              On June 21, 2000, the Company acquired 50% of Intherm GmbH (Intherm), a German corporation, for $125,000. Intherm engages primarily in the business of marketing and sales of energy systems in Europe.

              In December 2000, the Company acquired 50% of Holter Italia s.r.l., an Italian corporation, from its controlling shareholder for 10,000,000 shares of its common stock.

              Stock Offerings

              Subsequent to December 31, 1999, the Company sold approximately 7,385,160 shares of its common stock for $3,718,678.

Item 2.         Management's Discussion and Analysis or Plan of Operations


Three Months Ended March 31, 1999 and March 31, 2000

Changes in Financial Condition

         In March 2000, the Company acquired 50% of Holter Systembau GmbH ("Systembau") for $125,000 and 30% of the outstanding stock of Heinrich Holter GmbH ("Holter GmbH") for $1,500,000. These acquisitions were accounted for as purchases with the assets and liabilities recorded at predecessor cost since they were purchased from the Company's controlling shareholder. The Company believes that the purchases of Systembau and Holter GmbH have made a substantial, positive contribution to the financial condition of the Company through the three month period ended March 31, 2000. The balance of current assets at December 31, 1999 was $2,080,343 compared to a balance of $3,898,754 at March 31, 2000. The balances of current liabilities were $1,267,563 and $3,411,780 for the same periods, respectively. The resulting current ratio at December 31, 1999 is 1.6 :1. The current ratio at March 31, 2000 was 1.1 :1.

         The increase of current assets at March 31, 2000 over December 31, 1999 was due primarily to the increase of accounts receivable from $12,590 to $1,747,987, an increase of $1,751,295, or 13,884%. This increase is due primarily to the sales generated by Holter GmbH which were collected in the second quarter of 2000.

         Current assets at March 31, 2000 also increased due to the increase of prepaid expenses from $978 to $798,330 , an increase of 81,629% due to costs accumulated in jobs in progress by Holter GmbH. Addtionally, inventory increased $163,054, or 176%, from $92,610 at December 31, 1999, to $255,664 at March 31,
2000. The increase at March 31, 2000 included primarily materials purchased for jobs in progress by Holter GmbH.

         The balance of current liabilities at March 31, 2000 was $3,411,780 and at December 31, 1999 was $1,267,563. The increase of $2,144,217 or 169%, was due primarily to the accrued expenses payable at March 31, 2000 of $1,792,520. Current liabilities at March 31, 2000 also increased by a related party payable of $104,447. Accounts payable increased $1,105,957, or 297%, from $371,861 at December 31, 1999 to $1,477,818 at March 31, 2000. The increase was primarily due to the expanded operations of the Company from its acquisition of Holter GmbH and the jobs in progress maintained by Holter GmbH.

         The Company purchased $102,945 of equipment during the three months ended March 31, 2000.

         At March 31, 2000, the Company had no long-term debt. The Company had sufficient cash flow from operations to meets its current cash obligations. The Company anticipates continued positive cash flow from existing operations during the next twelve months, and will continue to look for ways to invest its cash flow in acquisitions of companies and other investments that will contribute in a positive way to the Company's operating strategy.

Results of Operations

         Sales for the three months ended March 31, 2000 were $1,148,258 compared to $7,491 for the three months ended March 31, 1999 resulting in an increase of $1,140,767, or 15,229%. Cost of goods sold for the three months ended March 31, 2000 was $743,742, or 65% of sales, resulting in gross profit of $404,516, or 35%, of sales.

         Operating expenses include primarily salary and wage expenses and general and administrative expenses. Salary and wage expenses for the three months ended March 31, 2000 were $575,812. For the three months ended March 31, 1999, the Company had salary and wage expenses of $209,542. General and administrative expenses were $1,037,085 for the three months ended March 31, 2000 compared to $88,302 for the three months ended December 31, 1999. The increase is due to the expanded operations of Holter GmbH and Systembau. $129,969 of the Company's costs were capitalized during the three months ended March 31, 1999 for the jobs completed by the end of 1999. $1,322,966 was capitalized during the three months ended March 31, 2000 leaving a net expense of $323,968 for the three months ended March 31, 2000.

Forward-Looking Statements

         This Form 10-QSB contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-QSB which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," intent," "could," estimate" or continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are beyond the control of the Company.

                                     PART II

Item 1.           Legal Proceedings

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company or any of its subsidiaries are contemplated or threatened.

Item 2.           Changes In Securities

         During the three months ended March 31, 2000, the Company issued shares of its common stock in private placements to the following investors in the following amounts:


                                                                                     Aggregate           Price
Date                         Name                           # of shares issued     Consideration        per Share
----                         ----                           ------------------     -------------        ---------

Acquisition, Reorganization and Services (1)

2/3/00                   Howard Bronson Associates, Inc.        200,000            Services               $ .80
3/23/00                  Nick Jones and Morison Stoneham        100,000            Services               $ .50

Regulation S Sales (2)

1/1/00                   Eva Bartels                              3,681            $   2,576.70           $ .70
1/6/00                   Thomas Weinand                           3,681            $   2,576.70           $ .70
1/10/00                  Peter Fichtner                           8,270            $   5,789.00           $ .70
1/10/00                  Werner Gerhartz                          9,828            $   7,862.40           $ .80
1/11/00                  Marco Schaden                            6,556            $   5,244.80           $ .80
1/12/00                  Lothar Reidenbach                       30,234            $  21,163.80           $ .70
1/12/00                  Dr. Irmgard Weinbach                     4,409            $   2,645.40           $ .60
1/12/00                  Sascha Weinbach                          4,409            $   2,645.40           $ .60
1/13/00                  Christian Kruchten                      17,415            $  10,449.00           $ .60
1/13/00                  Elisabeth Mall                          19,531            $  15,624.80           $ .80
1/13/00                  Klaus Chrustowski                       61,400            $  36,840.00           $ .60
1/13/00                  Ulrich Ostringer                       110,456            $  77,319.20           $ .70
1/13/00                  Manfred Neumann                         36,831            $  25,781.70           $ .70
1/13/00                  Peter Rubsamen                          40,000            $  28,000.00           $ .70
1/13/00                  Harald Mertes                           12,865            $  10,292.00           $ .80
1/13/00                  Roselie Gras                            32,552            $  26,041.60           $ .80
1/13/00                  Heinz Hoff                               6,530            $   5,224.00           $ .80
1/13/00                  Heinz Hoff                               6,589            $   5,271.20           $ .80
1/14/00                  Ilse Bethke                             75,187            $  52,630.90           $ .70
1/14/00                  Hugo Friebel                            52,630            $  36,841.00           $ .70
1/17/00                  Toni Bender                              8,680            $   5,208.00           $ .60
1/17/00                  Bernd Cappi                              6,250            $   5,000.00           $ .80
1/17/00                  Waltraub Nassen                          6,510            $   5,208.00           $ .80
1/17/00                  Inga Weinand                             8,771            $   5,262.60           $ .60
1/18/00                  Andreas Weber                           13,500            $   5,400.00           $ .40
1/20/00                  Werner Gerhartz                         11,649            $   9,319.20           $ .80
1/21/00                  Behnam Ensafi                            6,501            $   5,200.80           $ .80
1/24/00                  Dieter Klaes                            18,601            $  13,020.70           $ .70
1/24/00                  Uwe Marx                                 3,225            $   2,580.00           $ .80
1/26/00                  Peter Bier                              21,978            $  15,384.60           $ .70
1/26/00                  Elisabeth Pank                          21,978            $  15,384.60           $ .70
1/28/00                  Gerlinde Walter                         36,104            $  25,272.80           $ .70
1/29/00                  Jens-Uwe Salomon                         5,000            $   3,500.00           $ .70


1/31/00                  Jakob Eichinger                         42,857            $  29,999.90           $ .70
1/31/00                  Rolf Rab                                42,857            $  29,999.90           $ .70
2/1/00                   Claudia Brodkorb                         3,101            $   2,480.80           $ .80
2/1/00                   Curritum Investment, Ltd.              175,263            $ 105,157.80           $ .60
2/1/00                   Ulrich Ostringer                       184,094            $ 128,865.80           $ .70
2/2/00                   Mojgan Ensafi                            4,971            $   3,976.80           $ .80
2/7/00                   Friedrich Mangartz                       6,291            $   5,032.80           $ .80
2/8/00                   Sigrid and Hafid Frigini                33,333            $  19,999.80           $ .60
2/8/00                   Michael Hogg                             5,000            $   3,000.00           $ .60
2/8/00                   Verena Hogg                              5,000            $   3,000.00           $ .60
2/9/00                   Sven Mobius                              6,250            $   5,000.00           $ .80
2/9/00                   Monika Rausch                            3,153            $   2,522.40           $ .80
2/10/00                  Sylvio Richter                         125,000            $  62,500.00           $ .50
2/11/00                  Stefan Limbach                           8,809            $   7,047.20           $ .80
2/11/00                  Karin Walscheid                          6,292            $   5,033.60           $ .80
2/11/00                  Sascha Weinbach                          8,540            $   5,124.00           $ .60
2/15/00                  Heike Bohm                               6,281            $   5,024.80           $ .80
2/15/00                  Ursula Denker                            6,313            $   5,050.40           $ .80
2/15/00                  Torsten Mobius                           6,250            $   5,000.00           $ .80
2/15/00                  Helmut and Irene Ubel                    6,281            $   5,024.80           $ .80
2/16/00                  Hans-Albert Becher                       6,476            $   5,180.80           $ .80
2/16/00                  Werner Leins                             6,313            $   5,050.40           $ .80
2/16/00                  Maria Nicolai                            6,126            $   4,900.80           $ .80
2/16/00                  Markus Schafer                           3,138            $   2,510.40           $ .80
2/16/00                  Michael and Sybille Schon                6,250            $   5,000.00           $ .80
2/17/00                  Charlotte Gohlert                        6,476            $   5,180.80           $ .80
2/17/00                  Thomas Michalski                         3,125            $   2,500.00           $ .80
2/19/00                  Ulrich Ostringer                       144,300            $ 101,010.00           $ .70
2/20/00                  Brigitte Bock                           12,608            $  10,086.40           $ .80
2/20/00                  Anneliese Jurgensen                     31,407            $  25,125.60           $ .80
2/21/00                  Alexander Hein                           6,296            $   5,036.80           $ .80
2/21/00                  Maria Hein                               6,296            $   5,036.80           $ .80
2/22/00                  Frank Bruninghaus                        7,575            $   6,060.00           $ .80
2/23/00                  Christian Kruchten                       8,552            $   5,131.20           $ .60
2/23/00                  Simone Ross                              3,207            $   2,565.60           $ .80
2/24/00                  Waltraud Arnold                         36,630            $  25,641.00           $ .70
2/24/00                  Helmut Ganzler                           7,414            $   5,189.80           $ .70
2/24/00                  Wilhem Lenz                              2,209            $   1,546.30           $ .70
2/24/00                  Otmar Ternes                            32,216            $  25,772.80           $ .80
2/28/00                  Walter Hoffmeyer                         7,364            $   5,154.80           $ .70
2/28/00                  Michaela Karbach                         3,436            $   2,577.00           $ .75
3/1/00                   Gerd Meurer                              7,072            $   4,950.40           $ .70
3/1/00                   Ulf Schonfelder                          1,414            $     989.80           $ .70
3/2/00                   Hermann Hogg                         4,250,000            $ 550,000.00           $ .60
3/2/00                   Garnet and Ingo Thom(beta)en             6,220            $   4,976.00           $ .80
3/3/00                   Christoph Reifferscheid                  6,188            $   4,950.40           $ .80

                                      -7-


3/4/00                   Hans Mobius                              3,125            $   2,500.00           $ .80
3/7/00                   Michael Hug                             28,200            $  22,560.00           $ .80
3/7/00                   Andreas Hunke                            1,226            $     980.80           $ .80
3/8/00                   Sabine Ulmen and Christoph Schafer      14,074            $   9,851.80           $ .70
3/10/00                  Mehrdad Ensafi                          43,242            $  34,593.60           $ .80
3/10/00                  Heidi Schwarm                            2,036            $   1,628.80           $ .80
3/10/00                  Matthias Schwarz                         7,000            $   5,600.00           $ .80
3/13/00                  Elisabeth Both                           6,157            $   4,925.60           $ .80
3/13/00                  Gerd Meurer                              7,037            $   4,925.90           $ .70
3/14/00                  Michaela Kron                            3,536            $   2,475.20           $ .70
3/15/00                  Helmut Cohrs                             6,250            $   5,000.00           $ .80
3/15/00                  Uwe and Anja Dietz                       6,188            $   4,950.40           $ .80
3/15/00                  Garnet Thom(beta)en                      6,186            $   4,948.80           $ .80
3/15/00                  Markus and Nicole Wilkes                 6,186            $   4,948.80           $ .80
3/20/00                  Hannelore Gartner                       46,410            $  37,128.00           $ .80
3/20/00                  Stefan Limbach                          12,436            $   9,948.80           $ .80
3/20/00                  Marion Prei(beta)mann                   12,437            $   9,949.60           $ .80
3/22/00                  Johanna Arns                             3,083            $   2,466.40           $ .80
3/22/00                  Kurt and Doris Kleemann                 18,473            $  14,778.40           $ .80
3/22/00                  Fritz Stock                             10,000            $   8,000.00           $ .80
3/23/00                  Kordula Schroder                        25,000            $  10,000.00           $ .40
3/24/00                  Stefan Hermans                          12,437            $   9,949.60           $ .80
3/27/00                  Friedrich Horz                          12,492            $   7,495.20           $ .60
3/27/00                  Gunther Reif                             3,079            $   2,463.20           $ .80
3/28/00                  Jasmin David                               706            $     494.20           $ .70
3/28/00                  Thomas Muller                              823            $     493.80           $ .60

(1) Shares issued to Howard Bronson Associates, Inc. were issued pursuant to written agreement in exchange for the performance of public relations services on behalf of the Company. Shares issued to Messrs. Jones and Stoneham were issued as compensation for services rendered to the Company.

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

Item 3.           Defaults Upon Senior Securities

         Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.           Other Information

         In March 2000, the Company acquired 30% of the outstanding common stock of Holter GmbH, a German corporation, from Professor Holter, the Company's President and Chairman of the Board of Directors, in exchange for US$1.5 million. Holter GmbH engages primarily in the business of marketing, sales, production, research and development of air, water and energy systems.

         In March 2000, the Company acquired 50% of the outstanding common stock of Systembau, a German corporation, for US$125,000. Systembau engages primarily in the business of marketing and sales of low-energy modular housing systems.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1      Articles of Incorporation and Amendments*
         3.2      Bylaws*

*Filed previously.

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOLTER TECHNOLOGIES HOLDING, AG

Date:  December 29, 2000          By:   /s/ Prof. Dr. Dr. Heinrich W. Holter
                                        --------------------------------------
                                            Prof. Dr. Dr. Heinrich W. Holter
                                            President and Chairman of
                                            the Board of Directors
                                            (Principal Executive Officer)



Date:  December 29, 2000          By:   /s/ Daniel Lezak
                                        --------------------------------------
                                            Daniel Lezak

                                            Secretary, Treasurer and a Director
                                            (Principal Accounting Officer)