Form 10QSB
period 2000-06-30
HOLTER TECHNOLOGIES HOLDING AG
filed 2000-12-29
CIK 1095232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of the Company's common stock, par value $.001, as of August 4, 2000: 69,512,769


                                TABLE OF CONTENTS

Heading
-------

                                                                                                    Page
                                                                                                    ----

                          PART I. FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements..............................................     4

                  Consolidated Balance Sheets -- June 30, 2000..................................  F-1 - F-2

                  Consolidated Statements of Operations -- three and six months ended
                  June 30, 2000 and 1999........................................................  F-3 - F-4

                  Consolidated Statements of Cash Flows -- six months ended
                  June 30, 2000 and 1999........................................................  F-5 - F-6

                  Notes to Consolidated Financial Statements .................................... F-7 - F-8

Item 2.           Management's Discussion and Analysis and Results of Operations                      5

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................     7

Item 2.           Changes In Securities..........................................................     7

Item 3.           Defaults Upon Senior Securities................................................     12

Item 4.           Submission of Matters to a Vote of Securities Holders..........................     12

Item 5.           Other Information..............................................................     12

Item 6.           Exhibits and Reports on Form 8-K...............................................     13

                  SIGNATURES.....................................................................     14

                                     PART I

Item 1.          Financial Statements

         The following unaudited Financial Statements for the period ended June 30, 2000, have been prepared by the Company.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                      June 30,     December 31,
                                                        2000          1999
                                                   ------------    ------------
                                                     (Unaudited)

CURRENT ASSETS

   Cash                                            $    385,020    $  1,369,990
   Accounts receivable, net                           1,611,256          12,590
   Accounts receivable - related party, net                --            83,334
   Inventories                                          390,010          92,610

  Prepaid expenses                                   1,802,997             978

   Notes receivable - related party                     119,089         520,841
                                                   ------------    ------------

     Total Current Assets                             4,308,372       2,080,343
                                                   ------------    ------------

PROPERTY AND EQUIPMENT

   Equipment and machinery                              281,957         246,758
   Furniture and office equipment                       129,181          42,812
   Software                                               1,746           1,046
   Less - accumulated depreciation                      (64,617)        (47,266)
                                                   ------------    ------------

     Total Property and Equipment                       348,267         243,350
                                                   ------------    ------------

OTHER ASSETS

   Unconsolidated subsidiaries                        4,215,627            --
   Capitalized project costs                          7,744,266            --
   Patents                                                 --              --

Deposits                                                490,783          16,704
                                                   ------------    ------------

     Total Other Assets                              12,450,676          16,704
                                                   ------------    ------------

     TOTAL ASSETS                                  $ 17,107,315    $  2,340,397
                                                   ============    ============


                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                         June 30,              December 31,
                                                                           2000                  1999
                                                                      ------------            ------------
                                                                       (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                                   $  1,603,749            $    371,861
   Accounts payable - related party                                           --                   123,017
   Accrued expenses                                                      2,132,661                 619,775

   Lines of credit                                                              85                     203

   Notes payable - related party                                              --                    36,931
   Billings in excess of costs and earned profit on
    construction contracts                                                    --                    33,890
   Provision for projected loss on construction contracts                   82,697                  81,886
                                                                      ------------            ------------

     Total Current Liabilities                                           3,819,192               1,267,563
                                                                      ------------            ------------

LONG-TERM DEBT                                                                --                      --
                                                                      ------------            ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                           2,680,013                  88,727
                                                                      ------------            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: $0.001 par value; 200,000,000 shares
    authorized, 69,125,285 and 54,837,737 shares issued
    and outstanding, respectively                                           69,125                  54,838
   Additional paid-in capital                                           11,592,908               1,303,425
   Stock subscription receivable                                        (1,300,000)                   --
   Other comprehensive income                                              400,223                  53,776
   Accumulated deficit                                                    (154,146)               (427,932)
                                                                      ------------            ------------

     Total Stockholders' Equity                                         10,608,110                 984,107
                                                                      ------------            ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 17,107,315            $  2,340,397
                                                                      ============            ============



                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   For the Three Months Ended         For the Six Months Ended
                                                           June 30,                          June 30,
                                                   --------------------------         -------------------------
                                                        2000           1999           2000            1999
                                                        ----           ----           ----            ----

REVENUES

   Contracting revenue                              $ 1,568,256    $    74,607    $ 2,716,514    $    82,098
                                                    -----------    -----------    -----------    -----------
     Total Revenues                                   1,568,256         74,607      2,716,514         82,098
                                                    -----------    -----------    -----------    -----------
COST OF SALES

   Direct contracting costs                             759,041         38,438      1,502,783         42,297
                                                    -----------    -----------    -----------    -----------

     Total Cost of Sales                                759,041         38,438      1,502,783         42,297
                                                    -----------    -----------    -----------    -----------
GROSS MARGIN                                            809,215         36,169      1,213,731         39,801
                                                    -----------    -----------    -----------    -----------
EXPENSES

   General and administrative                           352,773        249,818        676,741        459,360
   Bad debt expense                                        --             --           15,898           --
   Depreciation expense                                   8,536         12,260         16,933         23,347
                                                    -----------    -----------    -----------    -----------
     Total Expenses                                     361,309        262,078        709,572        482,707
                                                    -----------    -----------    -----------    -----------
GAIN BEFORE OTHER INCOME
 (EXPENSES)                                             447,906       (225,909)       504,159       (442,906)
                                                    -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSES)
   Equity loss                                          (55,484)          --          (55,484)          --
   Other income (expense)                                 4,116            194         (6,735)           194
   Interest income                                        3,569           --            9,474           --
   Interest expense                                     (18,543)        (2,050)       (25,927)        (4,068)
                                                    -----------    -----------    -----------    -----------
     Total Other Income (Expenses)                      (66,342)        (1,856)       (78,672)        (3,874)
                                                    -----------    -----------    -----------    -----------

GAIN (LOSS) BEFORE INCOME
 TAXES                                                  381,564       (227,765)       425,487       (446,780)
PROVISION FOR INCOME TAXES                                  966          1,282          1,013          1,282
INCOME BEFORE MINORITY
 INTEREST IN NET (INCOME) LOSS
 OF CONSOLIDATED SUBSIDIARIES                           380,598       (229,047)       424,474       (448,062)
                                                    -----------    -----------    -----------    -----------

MINORITY INTEREST IN NET (INCOME)
 LOSS OF CONSOLIDATED SUBSIDIARIES                     (129,408)        51,104       (150,688)       108,409
                                                    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                   $   251,190    $  (177,943)   $   273,786    $  (339,653)
                                                    ===========    ===========    ===========    ===========


                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)


                                               For the Three Months Ended         For the Six Months Ended
                                                           June 30,                          June 30,
                                               --------------------------         -------------------------
                                                 2000             1999               2000              1999
                                              ---------         ---------          ---------         ---------

OTHER COMPREHENSIVE INCOME

   Foreign currency translation
    adjustments                               $  54,635         $ (47,256)         $ 346,447         $  34,601
                                              ---------         ---------          ---------         ---------


     Total Other Comprehensive Income            54,635           (47,256)           346,447            34,601
                                              ---------         ---------          ---------         ---------
TOTAL COMPREHENSIVE INCOME                    $ 305,825         $(225,199)         $ 620,233         $(305,052)
                                              =========         =========          =========         =========
BASIC INCOME (LOSS) PER SHARE                 $    0.00         $   (0.00)         $    0.00         $   (0.00)
                                              =========         =========          =========         =========




                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    For the Six Months Ended
                                                                            June 30,
                                                                --------------------------------
                                                                    2000                1999
                                                                -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                            $   273,786          $  (339,653)

   Adjustments  to reconcile net income (loss)
    to net cash provided by operating
    activities:
     Equity loss                                                     55,484                 --
     Minority interest                                              150,688             (108,409)

     Common stock issued for services                                  --                   --
     Depreciation                                                    16,933               23,347
     Bad debt expense                                                15,898                 --
     Currency translation adjustment                                346,447               34,601
   Changes in assets and liabilities:
     (Increase) in accounts receivable                           (1,614,564)             (40,393)
     (Increase) in prepaid expenses                              (1,802,019)             (43,408)
     (Increase) in inventories                                     (297,400)                --
     (Increase) in deposits                                        (474,079)                --
     Increase in accounts payable                                 1,231,888             (104,633)
     Increase in payable to related parties                        (123,017)              (5,682)
     Increase in accrued expenses                                 1,479,807               15,526
                                                                -----------          -----------
       Net Cash Used by Operating Activities                       (740,148)            (568,704)

CASH FLOWS FROM INVESTING ACTIVITIES

   Payment of capitalized project costs                          (5,297,603)            (317,466)

 Purchase of property and equipment                                (121,850)             (38,917)
                                                                -----------          -----------
       Net Cash Used by Investing Activities                     (5,419,453)            (356,383)
                                                                -----------          -----------
       CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment from related parties                                   485,086              232,802
   Proceeds from lines of credit                                       --                   --
   Common stock issued for cash                                   4,730,626              170,590
   Repayment of related party loans                                 (77,894)                --
   Borrowings from related parties                                   36,931              368,283
   Payment on lines of credit                                          (118)              (1,599)
                                                                -----------          -----------
       Net Cash Provided by Financing Activities                  5,174,631              770,076
                                                                -----------          -----------
NET INCREASE (DECREASE) IN CASH                                    (984,970)            (155,011)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                        1,369,990              156,995
                                                                -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   385,020          $     1,984
                                                                ===========          ===========

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                    For the Six Months Ended
                                                           June 30,
                                               --------------------------------
                                                    2000              1999
                                                -----------       -----------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                                       $25,927        $ 4,068
   Income taxes                                   $ 1,013        $ 1,282

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services               $  --          $  --

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 2 -      MATERIAL EVENTS (Continued)

              In April 2000, the Company purchased 23% of the outstanding common stock of Huta Zabrze SA (HZ), a Polish corporation, from Leszek Kulawik, the Managing Director of HZ, in exchange for 2,750,000 shares of the Company's common stock valued at $0.80 per share. In May 2000, the Company acquired an additional 7% of the outstanding common stock of Huta Zabrze in exchange for $800,000 and 2,000,000 shares of the Company's common stock. HZ engages primarily in the production, marketing and sales of steel and iron construction, telecommunication and energy systems in Europe.

              On June 21, 2000, the Company acquired 50% of Intherm, GmbH (Intherm), a German corporation, for $125,000. Intherm engages primarily in the business of marketing and sales of energy systems in Europe.

              In December 2000, the Company acquired 50% of Holter Italia a.r.l., an Italian corporation, from its controlling shareholder for 10,000,000 shares of its common stock.

              Stock Offerings
              ---------------

              Subsequent to December 31, 1999, the Company sold approximately 7,385,160 shares of its common stock for $3,718,678.

Item 2.          Management's Discussion and Analysis or Plan of Operations

For the three and six months ended June 30, 1999 and June 30, 2000

Changes in Financial Condition

         In March 2000, the Company acquired 50% of Holter Systembau GmbH ("Systembau") for $125,000 and 30% of the outstanding common stock of Heinrich Holter GmbH (Holter) for $1,500,000. In April 2000, the Company purchased 50% of LK-Luftqualitat AG ("LK-Luftqualitat") and, in June 2000, purchased 50% of Intherm GmbH ("Intherm") for $125,000. The acquisitions were accounted for as purchases with the assets and liabilities recorded at predecessor cost since they were purchased from the Company's controlling shareholder. The Company believes that the purchases of Systembau, Holter GmbH, LK-Luftqualitat and Intherm has made a substantial, positive contribution to the financial condition of the Company through the six months ended June 30, 2000. The balance of current assets at December 31, 1999 was $2,080,343, compared to a balance of current assets of $4,308,372 at June 30, 2000. The balances of current liabilities were $1,267,563 and $3,819,192 for the same periods, respectively. The resulting current ratio at December 31, 1999 was 1.6 :1. The current ratio at June 30, 2000 was 1.1 :1.

         The increase of current assets at June 30, 2000 over December 31, 1999 was due primarily to the increase of accounts receivable from $12,590 to $1,611,256, an increase of $1,614,564, or 12,824%. This increase is due primarily to the sales generated by Holter GmbH which were collected in the third quarter of 2000.

         Current assets at June 30, 2000 also increased due to the increase of prepaid expenses from $978 to $1,802,997, an increase of $1,802,019 due to costs accumulated in jobs in progress by Holter GmbH. Additionally, inventory increased $163,054, or 176%, from $92,610 at December 31, 1999, to $390,010 at
June 30, 2000. The increase at June 30, 2000 included primarily materials purchased for jobs in progress to be completed by Holter GmbH.

         The balance of current liabilities at June 30, 2000 is $3,819,192 and at December 31, 1999 was $1,267,563. The increase of $2,551,629, or 201%, was due primarily to accrued expenses payable at June 30, 2000 of $2,132,661. Accounts payable increased $1,231,888, or 331%, from $371,861 at December 31, 1999 to $1,603,749 at June 30, 2000. The increase was primarily due to the expanded operations of the Company from its acquisition of Holter GmbH and jobs in progress of Holter GmbH.

         The Company purchased $121,850 of equipment during the six months ended June 30, 2000.

         At June 30 2000, the Company had no long-term debt. The Company had sufficient cash flow from operations to meet its current cash obligations. The Company anticipates continued positive cash flow from existing operations during the next twelve months, and will continue to look for ways to invest its cash flow in acquisitions of company and other investments that will contribute in a positive way to the Company's operating strategy.

Results of Operations

         Sales for the three months ended June 30, 2000 were $1,568,256 compared to $74,607 for the three months ended June 30, 1999 resulting in an increase of $1,493,649 or 2002%. Cost of goods sold for the three months ended June 30, 2000 was $759,041, or 48% of sales, resulting in gross profit of $809,215, or 52%, of sales.

         Operating expenses include primarily salary and wage expenses and general and administrative expenses. Salary and wage expenses for the three months ended June 30, 2000 were $785,507. For the three months ended June 30, 1999, the Company had salary and wage expenses of $255,011. General and administrative expenses were $1,280,835 for the three months ended June 30, 2000 compared to $79,135 for the three months ended June 30, 1999. The increase is due to the expanded operations of Holter, Systembau. $61,452 of the costs were capitalized during the three months ended June 30, 2000 for jobs completed at the end of 1999 and $1,759,440 was capitalized in 2000.

         Sales for the six months ended June 30, 2000 were $2,716,514 compared to $82,098 for the six months ended June 30, 1999 resulting in an increase of $2,634,416, or 3209%. Cost of goods sold for the six months ended June 30, 2000 was $1,502,783, or 55% of sales, resulting in gross profits of $1,502,783, or 45%, of sales.

         Salary and wages expenses for the six months ended June 30, 2000 were $1,361,318. For the six months ended June 30, 2000, the Company had salary and wage expenses of $464,553. General and administrative expenses were $2,317,920 compared to $167,437 for the six months ended June 30, 1999. $3,082,406 of these costs were capitalized during the six months ended June 30, 2000 for jobs to be completed in calendar year 2000 compared to $191,421 in calendar year 1999.

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

Item 2.           Changes In Securities

         During the three months ended June 30, 2000, the Company issued shares of its common stock in private placements to the following investors in the following amounts:


                                                                                       Aggregate             Price
Date                             Name                         # of shares issued     Consideration          per Share
----                             ----                         ------------------     -------------          ---------

Acquisition, Reorganization and Services (1)
--------------------------------------------


4/20/00                     Leszek Kulawik (1)                      1,875,000          Share Exchange            $.80
4/28/00                     Leszak Kulawik (1)                        875,000          Share Exchange            $.80
                            Huta Zabrze SA (1)                                          $800,000 and
5/19/00                                                             2,000,000          Share Exchange
                                                                                       Acquisition
5/19/00                     Coolpoint Ventilation Equipment Ltd.(2) 1,388,889                Cost                $.90


Regulation S Sales (3)
----------------------

4/1/00                      Jorg Bethke                               6,250             $5,000.00               $.80
4/1/00                      Hannelore Gartner                        12,315             $9,852.00               $.80
4/1/00                      Mathias Horn                              6,250             $5,000.00               $.80
4/3/00                      Michael Kalig                            12,254             $9,803.20               $.80
4/3/00                      Helmut and Trudel Klee                    6,127             $4,901.60               $.80
4/3/00                      Christian Mau                             3,056             $2,444.80               $.80
4/3/00                      Wolfgang Schafer                          6,112             $4,889.60               $.80
4/4/00                      Christine Roth                           13,158             $7,894.80               $.60
4/4/00                      Jurgen Zeissler                           6,157             $4,925.60               $.80
4/5/00                      Carla Cramer                             61,576            $49,260.80               $.80
4/5/00                      Peter Cramer                             49,261            $39,408.80               $.80
4/5/00                      Jens Ernat                                1,231               $984.80               $.80
4/5/00                      Werner Fritzen                           30,788            $24,630.40               $.80
4/5/00                      Stefan Keber                            183,333           $109,999.80               $.60
4/5/00                      Dieter Klaes                              6,157             $4,925.60               $.80
4/5/00                      Dieter Klaes                              6,157             $4,925.60               $.80
4/5/00                      Stefan Krystek                           42,892            $34,313.60               $.80
4/5/00                      Axel Puchmuller                          27,573            $22,058.40               $.80
4/5/00                      Peter Schommer                           14,074             $9,851.80               $.70
4/5/00                      Michael Schwartz                         36,764            $29,411.20               $.80
4/5/00                      Thomas Weinand                            6,333             $3,799.80               $.60
4/6/00                      Roman Bermel                              6,157             $4,925.60               $.80
4/6/00                      Jurgen Bertges                            6,188             $4,950.40               $.80
4/6/00                      Peter Rubsamen                           40,000            $30,000.00               $.75
4/6/00                      Thomas Weinand                           41,254            $24,752.40               $.60
4/7/00                      Markus Gamperling                         3,084             $2,451.20               $.80
4/7/00                      Bernhard Gueth                           10,000             $8,500.00               $.85
4/7/00                      Roland Kunz                              10,000             $8,500.00               $.85
4/7/00                      Andreas Sabisch                          22,700            $18,160.00               $.80
4/10/00                     AAA Investment Management, Inc.          19,659            $13,761.30               $.70
4/10/00                     Alexander Aschauer                       13,106             $9,174.20               $.70


4/10/00                     Peter Bier                               21,429            $15,000.30               $.70
4/10/00                     Annerose Cappi                            6,157             $4,925.60               $.80
4/10/00                     Barbara Fussel                            3,063             $2,450.40               $.80
4/10/00                     Theodor Hensolt                           6,127             $4,901.60               $.80
4/10/00                     Jutta Klaes                               3,063             $2,450.40               $.80
4/10/00                     Waltraud Nassen                           6,127             $4,901.60               $.80
4/10/00                     Elisabeth Pank                           28,571            $19,999.70               $.80
4/10/00                     Michael Seidel                           18,000            $12,600.00               $.70
4/10/00                     John Patrick Smalley                      6,127             $4,901.60               $.80
4/10/00                     William Staufenbiel                      14,005             $9,803.50               $.70
4/11/00                     Heinz Igel                                6,127             $4,901.60               $.80
4/11/00                     Hans Muller                               6,127             $4,901.60               $.80
4/11/00                     Dieter Putz                              22,059            $17,647.20               $.80
4/11/00                     Jurgen Rehm                              16,420             $9,852.00               $.60
4/11/00                     Karl-Heinz Rehm                          28,736            $17,241.60               $.60
4/12/00                     Jurgen Blos                              15,319            $12,255.20               $.80
4/12/00                     Jochen Burbach                           10,000             $8,500.00               $.85
4/12/00                     Angelika Fersch                           6,128             $4,902.40               $.80
4/12/00                     Matthias Furst                            3,064             $2,451.20               $.80
4/12/00                     Wolfgang Klein                            3,079             $2,463.20               $.80
4/13/00                     Leonard Hey                              15,000            $10,500.00               $.70
4/13/00                     Markus Holzknecht                        15,000            $10,500.00               $.70
4/13/00                     Maria Nicolai                             6,275             $5,020.00               $.80
4/13/00                     Christoph Tross                           3,049             $2,439.20               $.80
4/14/00                     Hans Juergen Preissman                    6,157             $3,694.20               $.60
4/14/00                     Bernd Wolf                                4,618             $2,770.80               $.60
4/14/00                     Eduard Ganter                             6,157             $3,694.20               $.60
4/14/00                     Inge & Will Braeunling                    6,157             $3,694.20               $.60
4/14/00                     Eva & Karl Heinz                          3,078             $1,846.80               $.60
4/14/00                     Ingrid & Franz Weinand                    6,157             $3,694.20               $.60
4/14/00                     Alexander Ashauer                         5,849             $3,509.40               $.60
4/14/00                     Roselle Gras                              6,157             $3,694.20               $.60
4/14/00                     Josef Gras                                3,078             $1,846.80               $.60
4/14/00                     Heiko Stefan Braeunling                   6.157             $3,694.20               $.60
4/14/00                     Bernd Imhaeuser                           2,976             $2,380.80               $.80
4/19/00                     Burkhard Reeh                             6,000             $5,100.00               $.85
4/20/00                     Manfred Neumann                           6,494             $4,870.50               $.75
4/20/00                     Dieter Roch                               3,044             $2,435.20               $.80
4/25/00                     Peter Imhaeuser                           2,976             $2,380.80               $.80
4/28/00                     Stefan Keber                            125,000            $75,000.00               $.60
4/28/00                     Michael and Andrea Otter                  8,861             $7,088.80               $.80
4/28/00                     Toni Bender                              22,642            $13,585.20               $.60
4/28/20                     Toni Bender                              12,443             $7,465.80               $.60
4/28/00                     Michael Hogg                              2,491             $1,494.60               $.60
4/28/00                     Verena Hogg                               2,491             $1,494.60               $.60
4/28/00                     Verena Hogg                               2,683             $1,609.80               $.60



4/28/00                     Stefan Keber                             15,086             $9,051.60               $.60
4/28/00                     Karl-Heinz Rhem                           8,962             $5,377.20               $.60
4/28/00                     Thomas Weinand                           39,308            $23,584.80               $.60
4/28/00                     Sascha Weinbach                           4,701             $2,820.60               $.60
5/1/00                      Michael Hug                              34,375            $27,500.00               $.80
5/2/00                      Oliver Wollenweber                        2,928             $2,342.40               $.80
5/3/00                      Manfred Kopl                              3,000             $2,400.00               $.80
5/4/00                      Alexander and Ingeborg Bastian            5,743             $4,594.40               $.80
5/4/00                      Marc and Silke Hamel                      2,862             $2,289.60               $.80
5/8/00                      Joachim Schikora                          2,880             $2,304.00               $.80
5/9/00                      Alexander and Ingeborg Bastian            5,743             $4,594.40               $.80
5/9/00                      Engelbert Gerhartz                        5,744             $4,595.20               $.80
5/9/00                      Thomas Kramer                            20,933            $17,793.05               $.85
5/10/00                     Jurgen Rehm                               7,825             $4,695.00               $.60
5/17/00                     Herbert Pfannenmuller                     5,674             $4,611.20               $.80
5/17/00                     Peter Rubsamen                            4,712             $3,298.40               $.60
5/17/00                     Manfred Neumann                           1,407               $964.90               $.70
5/19/00                     Alpaslan Goksin                           2,854             $2,283.20               $.80
5/19/00                     Aysun Goksin                              5,708             $4,566.40               $.80
5/19/00                     Karl and Anneliese Kraemer               17,140            $13,712.00               $.80
5/19/00                     Rolf Hadilich                             5,000             $3,500.00               $.70
5/19/00                     Peter Imhauser                            2,976             $2,306.80               $.80
5/22/00                     Harald Kalitzke                           3,440             $2,752.00               $.80
5/24/00                     Max Tomrell                               2,723             $2,314.55               $.85
5/24/00                     Marc Walter                               7,728             $4,636.80               $.60
5/26/00                     Stefan Grassdorf                          5,830             $4,664.00               $.80
5/26/00                     Steven Koster                               875               $700.00               $.80
5/26/00                     Hans-Dieter Lohoff                        8,621             $6,896.80               $.80
5/27/00                     Marlies Marks                             4,463             $3,570.40               $.80
5/27/00                     Gerlinde Walter                           5,102             $3,571.40               $.70
5/27/00                     Gerlinde Walter                             850               $595.00               $.70
5/29/00                     Dieter Grothe                             2,995             $2,396.00               $.80
5/29/00                     Dr. Irmgard Weinbach                     11,962             $7,177.20               $.60
5/29/00                     Michael Hogg                              2,683             $1,609.80               $.60
5/29/00                     Jurgen Rehm                               1,951             $1,170.60               $.60
5/30/00                     Christine Foos                            2,976             $2,380.80               $.80
5/31/00                     Rolf Doeres                              29,703            $23,762.40               $.80
6/2/00                      Josef Gras                               22,135            $17,708.00               $.80
6/6/00                      Eike Hell                                 3,031             $2,424.80               $.80
6/8/00                      Hermann Eilers                            3,058             $2,446.40               $.80
6/13/00                     Erika Droessler-Weber                    30,788             $24830.40               $.80
6/13/00                     Klaus Weber                              10,222             $8,177.60               $.80
6/15/00                     Manfred Fachinger                         8,640             $7,344.00               $.85
6/16/00                     Richard Flohrer                          11,534             $9,803.90               $.85
6/16/00                     Steve Fuller                              5,767             $4,901.95               $.85
6/16/00                     Werner Schweitzer                        10,381             $8,823.85               $.85


6/19/00                     Heinz Buchner                             6,000             $5,100.00               $.85
6/19/00                     Janot Friedl                              6,161             $4,928.80               $.80
6/19/00                     Nikola Friedl                             6,161             $4,928.80               $.80
6/19/00                     Greold Meurer                             6,161             $4,928.80               $.80
6/19/00                     Raimund Rubsamen                          4,000             $2,800.00               $.70
6/19/00                     Eckart Tausendpfund                       6,161             $4,928.80               $.80
6/20/00                     Werner Mittendorf, Jr.                      613               $490.40               $.80
6/21/00                     Sascha Weinbach                           4,319             $2,591.40               $.60
6/27/00                     Nedzad Redzepagic                         1,507             $1,318.63               $.88
6/27/00                     Erwin Teufel                              1,909             $1,670.38               $.88
6/27/00                     Gretel Fischer                            1,909             $1,670.38               $.88
6/27/00                     Andres Thomas                             1,909             $1,670.38               $.88
6/27/00                     Inge Feffer                               1,909             $1,670.38               $.88
6/27/00                     Walter Dreher                             6,028             $5,274.50               $.88
6/27/00                     Ute Simon                                 3,014             $2,637.25               $.88
6/27/00                     Katharina Giel                            4,521             $3,955.88               $.88
6/27/00                     Rudi Reichert                             5,425             $4,746.88               $.88
6/27/00                     Erwin Ulrich                              6,028             $5,274.50               $.88

(1) Shares issued to Mr. Kulawik were issued in connection with the Company's acquisition of 23% of the outstanding common stock of Huta Zabrze SA ("Huta Zabrze"), a Polish corporation. Huta Zabrze acquired 2,000,000 shares of the Company's common stock, for which it paid
         $800,000 and issued an additional seven percent of Huta Zabrze's outstanding common stock to the Company.

(2) Shares issued to Coolpoint Ventilation Equipment Ltd., a Hong Kong limited liability corporation ("Coolpoint"), were issued in connection with the Company's acquisition of 20% of the outstanding common stock of Coolpoint.

(3) The private placements were conducted pursuant to Regulation S. The securities were sold in an offshore transaction to non-U.S. persons located outside of the United States at the time the common stock was purchased and the Company did not engage in any directed selling efforts in the United States. No offer or sale was made to a U.S. person or for the account or benefit of a U.S. person. No general solicitation or advertising was made. The common stock sold pursuant to the private placements was restricted. Each purchaser was notified of the restrictions imposed on the common stock and his or her transfer thereof. Upon purchase of the common stock, each purchaser signed an investment letter, acknowledging that the common stock was not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act") and that resale of such common stock could only occur if the common stock was subsequently registered pursuant to the Securities Act or an exemption from such registration was available. Each purchaser further acknowledged that he or she purchased the common stock for his or her own account and not with a view to public resale or distribution, and that he or she was capable of bearing the economic risks of investment in the common stock. Each share certificate representing the common stock contained a legend reflecting the restrictions on transfer of the common stock. The proceeds from the issuances were used for general corporate operating purposes.

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

         In April 2000, the Company acquired 20% of the outstanding common stock of Coolpoint, a Hong Kong limited liability corporation now known as Coolpoint-Holter Environmental Technologies Limited ("Coolpoint"), in exchange for 1,388,889 shares of the Company's common stock. Coolpoint engages primarily in the business of marketing and sales of air filtration systems in Asia. The Company was granted an option to purchase up to 20% of any Coolpoint shares offered to the public in the future. In the event that the price of the Company's common stock has failed to reach at least $2.00 per share on or before December 31, 2000, Coolpoint will receive an option from the Company to purchase additional shares of the Company's common stock as determined by the following formula:

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

         In April 2000, the Company acquired 23% of the outstanding common stock of Huta Zabrze, a Polish corporation, from Leszek Kulawik, the Managing Director of Huta Zabrze, in exchange for 2,750,000 shares of the Company's common stock. In May 2000, the Company acquired an additional seven percent of the outstanding common stock of Huta Zabrze and US $800,000 in exchange for 2,000,000 shares of the Company's Common Stock. Huta Zabrze engages primarily in the production, marketing and sales of steel and iron and construction, telecommunication and energy systems in the international market.

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

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

           3.1    Articles of Incorporation and Amendments*
           3.2    Bylaws*
          10.3 June 29, 2000 Contract with Lurgi Lent Jes AG and Lurgi Energie Und Entsorgung GmbH*

*Filed previously.

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

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



Date:  December 29, 2000          By:   /s/ Daniel Lezak
                                      ------------------
                                            Daniel Lezak
                                            Secretary, Treasurer and a Director
                                            (Principal Accounting Officer)