Form 10QSB
period 2000-09-30
HOLTER TECHNOLOGIES HOLDING AG
filed 2000-12-29
CIK 1095232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of the Company's common stock, par value $.001, as of November 30, 2000: 95,208,533


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

                  Consolidated Balance Sheets -- September 30, 2000...............................F-1 - F-2

                  Consolidated Statements of Operations -- three and nine months ended
                  September 30, 2000 and 1999.....................................................F-3 - F-4

                  Consolidated Statements of Cash Flows -- three and nine months ended
                  September 30, 2000 and 1999.....................................................F-5 - F-6

                  Notes to Consolidated Financial Statements .................................... F-7 - F-8

Item 2.           Management's Discussion and Analysis and Results of Operations                      5

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................     7

Item 2.           Changes In Securities..........................................................     7

Item 3.           Defaults Upon Senior Securities................................................     10

Item 4.           Submission of Matters to a Vote of Securities Holders..........................     10

Item 5.           Other Information..............................................................     10

Item 6.           Exhibits and Reports on Form 8-K...............................................     11

                  SIGNATURES.....................................................................     12

                                     PART I

Item 1.          Financial Statements

         The following unaudited Financial Statements for the period ended September 30, 2000, have been prepared by the Company.

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                              September 30,   December 31,
                                                  2000            1999
                                              ------------    ------------
                                              (Unaudited)

CURRENT ASSETS

   Cash                                       $    349,597    $  1,369,990
   Accounts receivable, net                      1,710,398          12,590
   Accounts receivable - related party, net           --            83,334
   Inventories                                   2,284,092          92,610
   Prepaid expenses                                996,883             978
   Notes receivable - related party                 50,169         520,841
                                              ------------    ------------
     Total Current Assets                        5,391,139       2,080,343
                                              ------------    ------------
PROPERTY AND EQUIPMENT

   Equipment and machinery                         307,907         246,758
   Furniture and office equipment                  150,232          42,812
   Software                                          1,747           1,046
   Less - accumulated depreciation                 (73,661)        (47,266)
                                              ------------    ------------
     Total Property and Equipment                  386,225         243,350
                                              ------------    ------------
OTHER ASSETS

   Unconsolidated subsidiaries                   4,455,086            --
   Capitalized project costs                     7,903,902            --
   Patents                                            --              --
   Deposits                                        127,305          16,704
                                              ------------    ------------
     Total Other Assets                         12,486,293          16,704
                                              ------------    ------------
     TOTAL ASSETS                             $ 18,263,657    $  2,340,397
                                              ============    ============


                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                   September 30,          December 31,
                                                                       2000                   1999
                                                                  ------------            ------------
                                                                   (Unaudited)
CURRENT LIABILITIES

   Accounts payable$                                                 1,665,923            $    371,861
   Accounts payable - related party                                       --                   123,017
   Accrued expenses                                                  2,682,979                 619,775

   Lines of credit                                                        --                       203

   Notes payable - related party                                       218,839                  36,931
   Billings in excess of costs
    and earned profit on
    construction contracts                                                --                    33,890
   Provision for projected loss
    on construction contracts                                             --                    81,886

     Total Current Liabilities                                       4,567,741               1,267,563
                                                                  ------------            ------------
LONG-TERM DEBT                                                            --                      --


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                       2,657,793                  88,727
                                                                  ------------            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: $0.001 par value; 200,000,000 shares
    authorized, 70,076,659 and 54,837,737 shares issued
    and outstanding, respectively                                       72,109                  54,838
   Additional paid-in capital                                       12,186,735               1,303,425
   Stock subscription receivable                                    (1,300,000)                   --
   Other comprehensive income                                          468,967                  53,776
   Accumulated deficit                                                (389,688)               (427,932)
                                                                  ------------            ------------
     Total Stockholders' Equity                                     11,038,123                 984,107
                                                                  ------------            ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 18,263,657            $  2,340,397
                                                                  ============            ============


                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                            For the Three  Months  Ended           For the Nine Months Ended
                                                    September 30,                        September 30,
                                          -------------------------------         ------------------------------
                                              2000                1999               2000                1999
                                          -----------         -----------         -----------         -----------

REVENUES

   Contracting revenue                    $ 1,072,071         $ 1,768,627         $ 3,788,585         $ 1,850,725
                                          -----------         -----------         -----------         -----------
     Total Revenues                         1,072,071           1,768,627           3,788,585           1,850,725
                                          -----------         -----------         -----------         -----------
COST OF SALES

   Direct contracting costs                   580,939             300,921           2,083,722             343,218
                                          -----------         -----------         -----------         -----------
     Total Cost of Sales                      580,939             300,921           2,083,722             343,218
                                          -----------         -----------         -----------         -----------
GROSS MARGIN                                  491,132           1,467,706           1,704,863           1,507,507
                                          -----------         -----------         -----------         -----------
EXPENSES

   General and administrative                 555,799             627,331           1,232,540           1,086,691
   Bad debt expense                               263                --                16,161                --
   Depreciation expense                        25,498              12,551              42,431              35,898
                                          -----------         -----------         -----------         -----------
     Total Expenses                           581,560             639,882           1,291,132           1,122,589
                                          -----------         -----------         -----------         -----------
GAIN BEFORE OTHER INCOME
 (EXPENSES)                                   (90,428)            827,824             413,731             384,918

OTHER INCOME (EXPENSES)

   Equity loss                               (173,090)               --              (228,574)               --
   Other income (expense)                      29,214                (197)             22,479                  (3)
   Interest income                              3,983                --                13,457                --
   Interest expense                           (27,377)               (916)            (53,304)             (4,984)

     Total Other Income (Expenses)           (167,270)             (1,113)           (245,942)             (4,987)
                                          -----------         -----------         -----------         -----------
GAIN (LOSS) BEFORE INCOME
 TAXES                                       (257,698)            826,711             167,789             379,931
                                          -----------         -----------         -----------         -----------
PROVISION FOR INCOME TAXES                         64             270,904               1,077             272,186
                                          -----------         -----------         -----------         -----------
INCOME BEFORE MINORITY
 INTEREST IN NET (INCOME) LOSS
 OF CONSOLIDATED SUBSIDIARIES                (257,762)            555,807             166,712             107,745
                                          -----------         -----------         -----------         -----------
MINORITY INTEREST IN NET (INCOME)
 LOSS OF CONSOLIDATED SUBSIDIARIES             22,220            (273,161)           (128,468)           (164,752)
                                          -----------         -----------         -----------         -----------
NET INCOME (LOSS)                         $  (235,542)        $   282,646         $    38,244         $   (57,007)
                                          ===========         ===========         ===========         ===========


                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                            For the Three  Months  Ended           For the Nine Months Ended
                                                    September 30,                        September 30,
                                          -------------------------------         ------------------------------
                                              2000                1999               2000                1999
                                          -----------         -----------         -----------         -----------


OTHER COMPREHENSIVE INCOME

   Foreign currency translation
    adjustments                             $  68,744           $ (24,463)          $ 415,191           $  10,138
                                          -----------         -----------         -----------         -----------
     Total Other Comprehensive Income          68,744             (24,463)            415,191              10,138
                                          -----------         -----------         -----------         -----------
TOTAL COMPREHENSIVE INCOME                  $(166,798)          $ 258,183           $ 453,435           $ (46,869)
                                          ===========         ===========         ===========         ===========
BASIC INCOME (LOSS) PER SHARE               $   (0.00)          $    0.00           $    0.00           $   (0.00)
                                          ===========         ===========         ===========         ===========


                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                  For the Nine  Months  Ended
                                                           September 30,
                                                        2000          1999
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                               $    38,244    $   (57,007)

   Adjustments  to reconcile net income (loss)
    to net cash provided by operating
    activities:
     Equity loss                                       228,574           --
     Minority interest                                 128,468        164,752

     Common stock issued for services                     --             --
     Depreciation                                       42,431         35,898
     Bad debt expense                                   16,161           --
     Currency translation adjustment                   415,191         10,138
   Changes in assets and liabilities:
     (Increase) in accounts receivable              (1,713,969)    (1,967,734)
     (Increase) in prepaid expenses                 (2,191,482)      (107,066)
     (Increase) in inventories                        (995,905)          --
     (Increase) in deposits                           (110,601)          --
     Increase (decrease) in accounts payable         1,294,062        198,422

     Decrease in payable to related parties           (123,017)         4,774
     Increase in accrued expenses                    1,947,428        515,255
                                                   -----------    -----------
       Net Cash Used by Operating Activities        (1,024,415)    (1,202,568)
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in unconsolidated subsidiaries          (132,760)          --
   Payment of capitalized project costs             (5,457,239)      (317,466)

 Purchase of property and equipment                   (185,306)       (38,917)
                                                   -----------    -----------
       Net Cash Used by Investing Activities        (5,775,305)      (356,383)
                                                   -----------    -----------
       CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment from related parties                      554,006        232,802
   Proceeds from lines of credit                          --             --
   Common stock issued for cash                      5,043,616        170,590
   Repayment of related party loans                    (77,894)          --
   Borrowings from related parties                     259,802      1,016,420
   Payment on lines of credit                             (203)        (1,599)
                                                   -----------    -----------
       Net Cash Provided by Financing Activities     5,779,327      1,418,213
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH                     (1,020,393)      (140,738)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           1,369,990        156,995
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   349,597    $    16,257
                                                   ===========    ===========

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                               For the Nine  Months  Ended
                                                       September 30,
                                                    2000          1999
                                               -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                                         $53,304        $ 4,984

   Income taxes                                     $ 1,077        $ 1,282

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                 $  --          $  --

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

                         HOLTER TECHNOLOGIES HOLDING AG
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 2 -      MATERIAL EVENTS (Continued)

              In April 2000, the Company purchased 23% of the outstanding common stock of Huta Zabrze SA (HZ), a Polish corporation, from Leszek Kulawik, the Managing Director of HZ, in exchange for 2,750,000 shares of the Company's common stock valued at $0.80 per share. In May 2000, the Company acquired an additional 7% of the outstanding common stock of Huta Zabzre in exchange for $800,000 and 2,000,000 shares of the Company's common stock. HZ engages primarily in the production, marketing and sales of steel and iron construction, telecommunication and energy systems in Europe.

              On June 21, 2000, the Company acquired 50% of Intherm GmbH (Intherm), a German corporation, for $125,000. Intherm engages primarily in the business of marketing and sales of energy systems in Europe.

              In December 2000, the Company acquired 50% of Holter Italia s.r.l., an Italian corporation, from its controlling shareholder for 10,000,000 shares of its common stock.

              Stock Offerings
              ---------------

              Subsequent to December 31, 1999, the Company sold approximately 7,385,160 shares of its common stock for $3,718,678.
                                      F-8

Item 2.          Management's Discussion and Analysis or Plan of Operations


Three and Nine Month Periods Ended September 30, 2000

Changes in Financial Condition

         In March 2000, the Company acquired 50% of Holter Systembau GmbH ("Holter Systembau") for $125,000 and 30% of the outstanding common stock of
Heinrich Holter GmbH ("Holter GmbH") for $1.5 million. In April 2000, the Company purchased 50% of the outstanding common stock of LK-Luftqualitat AG ("LK- Luftqualitat"). In June 2000, the Company purchased Intherm GmbH ("Intherm") for $125,000. These acquisitions were accounted for as purchases with the assets and liabilities recorded at predecessor cost since they were purchased from the Company's controlling shareholders. The Company believes that the purchases of Systembau, Holter GmbH, LK-Luftqualitat and Intherm have made a substantial, positive contribution to the financial condition of the Company through the nine months ended September 30, 2000. The balance of current assets at December 31, 1999 was $2,080,343 compared to a balance of $5,391,139 at September 30, 2000. The balances of current liabilities were $1,267,563 and $4,567,741 for the same periods respectively. The resulting current ratio at December 31, 1999 was 1.6 :1. The current ratio at September 30, 2000 was 1.2 :1.

         The increase of current assets at September 30, 2000 over December 31, 1999 was due primarily to the increase of accounts receivable from $12,590 to $1,710,398, an increase of $1,697,808, or 13485%. This increase is due primarily to the sales generated by Holter GmbH which were collected in the fourth quarter of 2000.

         Current assets at September 30, 2000 also increased due to the increase of prepaid expenses from $978 to $996,883, an increase of $995,905 due to costs accumulated in jobs in progress by Holter GmbH. Additionally, inventory increased $2,191,482 or 2366% from $92,610 at December 31, 1999 to $2,284,092 at
September 30, 2000. The increase at September 30, 2000 primarily consisted of materials for jobs in progress by Holter.

         The balance of current liabilities at September 30, 2000 is $4,567,741 and at December 31, 1999 was $1,267,563. The increase of $3,300,178, or 260%, was due primarily to the accrued expenses payable at September 30, 2000 of $2,682,979. Accounts payable increased $1,294,062, or 348%, from $371,861 at
December 31, 1999 to $1,665,923 at September 30, 2000. The increase was primarily due to the expanded operations of the Company from its acquisition of Holter GmbH and the jobs in progress to be completed by Holter GmbH.

         The Company purchased $185,306 of equipment during the nine months ended September 20, 2000.

         At September 30, 2000, the Company had no long term debt. The Company had sufficient cash flow from operations to meet its current cash obligations. The Company anticipates continued positive cash flow from existing operations during the next twelve months, and will continue to look for ways to invest its cash flow in acquisitions of companies and other investments that will contribute in a positive way to the Company's operating strategy.

Results of Operations

         Sales for the quarter ended September 30, 2000 were $1,072,071 compared to $1,768,627 for the three months ended September 30, 2000 resulting in an decrease of $696,556, or 39%. Cost of goods sold for the quarter was $580,939, or 54%, of sales, resulting in gross profit of $491,132, or 46%, of sales.

         Operating expenses include primarily salary and wage expenses and general and administrative expenses. Salary and wage expenses for the three months ended September 30, 2000 were $601,762. For the three months ended September 30, 1999, the Company had salary and wage expenses of $200,604. General and administrative expenses were $1,364,469 for the three months ended September 30, 2000 compared to $254,097 for the three months ended September 30, 1999. The increase is due to the expanded operations of Systembau. None of the costs were capitalized during the three months ended September 30, 2000 since all jobs were completed by the end of [September 1999].

         Sales for the nine months ended September 30, 2000 were $3,788,585 compared to $1,850,725 for the nine months ended September 30, 1999, resulting in an increase of $1,937,860 or 105%. Cost of goods sold for the nine months ended September 30, 2000 was $2,083,772 or 55% of the sales, resulting in gross profit of $1,704,863, or 45% of sales.

         Salary and wage expenses for the nine months ended September 30, 2000 were $1,963,080. For the nine months ended September 30, 1999, the Company had salary and wage expenses of $665,157. General and administrative expenses were $3,682,389 for the nine months ended September 30, 2000 compared to $421,534 for the nine months ended September 30, 1999. $4,503,631 of these costs were capitalized during the nine months ended September 30, 2000 for jobs to be completed in calendar year 2000 compared to $0 in 1999 since all projects were completed by September 30, 1999.

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

Item 2.           Changes In Securities

         During the three months ended September 30, 2000, the Company issued shares of its common stock in private placements to the following investors in the following amounts:


                                                                                         Aggregate                  Price
Date                             Name                         # of shares issued       Consideration              per Share
----                             ----                         ------------------       -------------              ---------
Acquisition, Reorganization and Services
----------------------------------------



8/25/00                       Prof. Heinrich W. Holter(1)               83,333            Services                     $.80
8/25/00                       Daniel Lezak (1)                          55,555            Services                     $.80
8/25/00                       Dirk Brinkmann (1)                        55,555            Services                     $.80
12/18/00                      Prof. Heinrich W. Holter (2)          10,000,000         Share Exchange
12/18/00                      Prof. Heinrich W. Holter (3)          15,000,000         Share Exchange

Regulation S Sales (4)
----------------------

7/3/00                        Jorg Marrach                             8,608           $7,316.80                       $.85
7/3/00                        Heiko Sierk                              5,745           $4,883.25                       $.85
7/3/00                        Frank Waldner                            5,800           $4,930.00                       $.85
7/4/00                        Ira Reichstein                           5,681           $4,828.85                       $.85
7/4/00                        Gerhard Sierk                            5,745           $4,883.25                       $.85
7/16/00                       Renate Flotkotter                       30,638          $24,510.40                       $.80
7/18/00                       Karin Kramer-Wollny                      5,985           $4,788.00                       $.80
7/20/00                       Ernina Balivevac                        30,466          $18,279.60                       $.60
7/20/00                       Elisabeth Wisowaty                      10,000           $6,000.00                       $.60
7/20/00                       Marla Asaad                             10,000           $6,000.00                       $.60
7/20/00                       Josef Kocher                             5,000           $3,000.00                       $.60
7/20/00                       Margaret Dyba                           59,524          $23,809.60                       $.40
7/31/00                       Peter Seel and Beate Schwager           17,442          $13,953.60                       $.80
8/2/00                        Rolf Werner                             11,681           $9,344.80                       $.80
8/4/00                        Olaf Steigemann                          7,500           $6,000.00                       $.80
8/4/00                        Erich Wedel                              8,762           $7,009.60                       $.80
8/4/00                        Sven Gruenert                           10,024           $7,518.00                       $.75
8/4/00                        Margot Gruenert                         26,981          $20,235.75                       $.75
8/4/00                        Gisbert Mueller                         26,359          $19,769.25                       $.75
8/8/00                        Ingrid Reich                            14,404          $11,523.20                       $.80
8/10/00                       Theobald Reis                            9,345           $7,476.00                       $.80
8/18/00                       Udo Fassbender                             293             $234.40                       $.80
8/21/00                       Erika Zeilmann                           8,139           $6,511.20                       $.80
8/21/00                       Karola Lindenfeld                       28,830          $23,064.00                       $.80
8/22/00                       Werner Frerich                          14,402          $11,521.60                       $.80
8/22/00                       Ingrid Hofs                              2,880           $2,304.00                       $.80
8/22/00                       Siegfried Ganter                        18,936          $15,148.80                       $.80
8/25/00                       Heinz Igel                              11,511           $9,208.80                       $.80
8/25/00                       Rick Lleshi                              5,755           $4,604.00                       $.80
8/25/00                       Tosh Lleshi                             11,510           $9,208.00                       $.80
8/25/00                       Herbert Pfannenmuller                    5,755           $4,604.00                       $.80
8/28/00                       Axel and Kirsten Woelfert                8,680           $6,944.00                       $.80
8/28/00                       Jurgen Rehm                             36,866          $29,492.80                       $.80

Date                             Name                         # of shares issued       Consideration              per Share
----                             ----                         ------------------       -------------              ---------
Acquisition, Reorganization and Services (1)
--------------------------------------------
8/28/00                       Martin Wacker                            2,277           $1,992.38                       $.88
8/28/00                       Markus Dudzik                            3,281           $2,870.88                       $.88
8/28/00                       Matthias Fieml                           1,585           $1,981.25                      $1.25
8/28/00                       Fatma Ismail                             3,317           $2,902.38                       $.88
8/28/00                       Thomas Wuerfel                          15,145          $18,779.80                      $1.24
8/29/00                       Sigrid and Hafid Frigini                26,063          $20,850.40                       $.80
8/29/00                       Kumar Raj                                1,728           $1,382.40                       $.80
8/29/00                       Thomas Muhlenweg                         5,755           $4,604.00                       $.80
9/1/00                        Stefan Obel                              2,723           $2,178.40                       $.80
9/2/00                        Diana Walter                             2,880           $2,304.00                       $.80
9/6/00                        Elvira Nentwig                          15,877          $11,113.90                       $.70
9/6/00                        Thomas Muhlenweg                         2,845           $2,276.00                       $.80
9/7/00                        Claus Werle                              2,855           $2,284.00                       $.80
9/12/00                       Volkmar Knapp                           13,735          $10,988.00                       $.80
9/12/00                       Hans Muller                              8,237           $4,942.20                       $.60
9/13/00                       Manfred Neumann                          2,078           $1,454.60                       $.70
9/13/00                       Peter Rubsamen                           6,127           $4,901.60                       $.80
9/13/00                       Sascha Weinbach                          7,576           $4,545.60                       $.60


(1) Shares issued to Professor Holter and Messrs. Brinkmann and Lezak, the Company's President and Chairman of the Board of Directors, Executive Vice President and a director and Secretary/Treasurer and a director, respectively, were issued as compensation for services rendered to the Company.

(2) Shares issued to Professor Holter were issued in relation to the Company's acquisition of an additional 20% of the outstanding common stock of Heinrich Holter GmbH, a German corporation. See Part II, Item 5, "Other Information."

(3) Shares issued to Professor Holter were issued in relation to the Company's acquisition of 50% of the outstanding common stock of Holter Italia s.r.l., an Italian corporation, See Part II, Item 5, "Other Information."

(4) The private placements were conducted pursuant to Regulation S. The securities were sold in an offshore transaction to non-U.S. persons located outside of the United States at the time the common stock was purchased and the Company did not engage in any directed selling efforts in the United States. No offer or sale was made to a U.S. person or for the account or benefit of a U.S. person. No general solicitation or advertising was made. The common stock sold pursuant to the private placements was restricted. Each purchaser was notified of the restrictions imposed on the common stock and his or her transfer thereof. Upon purchase of the common stock, each purchaser signed an investment letter, acknowledging that the common stock was not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act") and that resale of such common stock could only occur if the common stock was subsequently registered pursuant to the Securities Act or an exemption from such registration was available. Each purchaser further acknowledged that he or she purchased the common stock for his or her own account and not with a view to public resale or distribution, and that he or she was capable of bearing the economic risks of investment in the common stock. Each share certificate representing the common stock contained a legend reflecting the restrictions on transfer of the common stock. The proceeds from the issuances were used for general corporate operating purposes.

         None of the issuances of shares set forth above were registered with the Commission under the Securities Act, because the transactions were believed to be exempt from such registration pursuant to the exemptions provided by Regulation S.

Item 3.           Defaults Upon Senior Securities

         Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.           Other Information

         In March 2000, the Company acquired 30% of the outstanding common stock of Heinrich Holter GmbH ("Holter GmbH"), a German corporation, from Professor Holter, the Company's President and Chairman of the Board of Directors, in exchange for US$1.5 million. In December 2000, the Company acquired an additional 20% of the outstanding common stock of Holter GmbH from Professor Holter in exchange for 15,000,000 shares of the Company's common stock. Holter GmbH engages primarily in the business of marketing, sales, production, research and development of air, water and energy systems.

         In December 2000, the Company acquired 50% of the outstanding common stock of Holter Italia s.r.l. ("Holter Italia"), an Italian corporation, from Professor Holter in exchange for 10,000,000 shares of the Company's common stock. Holter Italia engages primarily in the business of marketing and sales of air filtration systems.

         On October 25, 2000, the Company entered into employment agreements with each of Professor Holter and Mr. Brinkmann, the Company's Executive Vice President and a director. Each employment agreement will terminate on December 31, 2005, and each automatically extends for another calendar year unless terminated by either party by November 30 of each calendar year. Pursuant to the terms of the employment agreements, Professor Holter will be paid $20,000, and Mr. Brinkmann will be paid $10,000, per month. Both Professor Holter and Mr. Brinkmann will be entitled to an annual bonus as determined by the Board of Directors after consideration of each person's contributions to the Company and the performance of his duties. Each employment agreement provides that upon the termination of the employee's employment by the Company other than for "cause" (as defined in the employment agreements) or by the employee for certain actions of the Company, such as effecting a material adverse change in the employee's responsibilities, the employee will be entitled to all compensation and benefits payable under the employment agreement for the remainder of the term.

                                      -10

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

            3.1   Articles of Incorporation and Amendments*
            3.2   Bylaws*
           10.5 September 2000 Joint Venture Agreement with Fushun Coal Mining Bureau*
           10.6   October 25, 2000 Employment  Agreement with Professor Heinrich
                  W. Holter*
           10.7   October 25, 2000 Employment Agreement with Dirk Brinkmann*

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



Date:  December 29, 2000         By:   /s/ Daniel Lezak
                                      ------------------
                                           Daniel Lezak
                                           Secretary, Treasurer and a Director
                                           (Principal Accounting Officer)
                                      -12-